Form 10-Q
period 1995-07-31
MONARCH AVALON INC
filed 1995-09-14
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTER ENDED   JULY 31, 1995  COMMISSION FILE NO.
0-8512


                              MONARCH AVALON, INC.
  (Exact name of small business issuer as specified in its
                          charter)


          Delaware                           52-1073628
(State or other jurisdiction of                      (IRS
Employer Identification No.)
   incorporation or organization)


                     4517 Harford Road, Baltimore, Maryland
                            21214
          (address of principal executive offices)


Registrant's telephone number, including area code
410-254-9200


                         Not applicable
  Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter-period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES       NO  X

As of July 31, 1995, the number of shares outstanding of the issuer's common stock was 1,620,170 shares.

Transitional Small Business Issue Format (check one): YES __
NO  X
               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (UNAUDITED)
                       (000's omitted)

                                   July 31,     April 30,
                                   1995         1995
ASSETS
CURRENT ASSETS
 Cash and cash equivalents      $1,574       $1,628
 Investments (at lower of cost or market)       159    161
 Account receivable, net         1,100        1,343
 Inventories, net                2,055        2,138
 Other current assets              385          186
          TOTAL CURRENT ASSETS
                                 5,273        5,456
PROPERTY AND EQUIPMENT            4,649        4,737
 Less allowance for depreciation(4,094)     (3,985)
                                   555          752

OTHER ASSETS AND DEFERRED CHARGES    37           37
                                $5,865       $6,245

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

 Accounts payable                 $320         $372
 Accrued expenses                  192          359
 Deferred subscription revenue     128          153
          TOTAL CURRENT LIABILITIES 640          884

STOCKHOLDERS' EQUITY

 Preferred Stock-par value $.01 per share:
  Authorized 100,00 shares; no shares issued
 Common Stock-par value $.25 per share:
  Authorized 3,000,000 shares; shares issued-
  2,109,985; shares outstanding 1,620,170 on July
  31, 1995 and April 30, 1995      527          527
 Capital surplus                 3,379        3,379
 Retained earnings               1,441        1,577
                                 5,347        5,483

 Treasury stock at par-489,815 shares on July 31,
  1995 and April 30, 1995        (122)        (122)
                                 5,225        5,361
                                 5,865        6,245

 See notes to Consolidated Financial Statements.
             MONARCH AVALON, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        Three Months Ended
                                             July 31,
                                        ______________
                                     1995
1994

                                   (000's omitted, except
per share data)
Net Sales                         $1,535        $1,371
Cost of goods sold                 1,143         1,054
Gross profit                         392           317

Selling, general and administrative expenses       444 473

Research and development              97           106
                                     541           579

Loss before income taxes           (149)         (262)
Other income, net                     13            22
Before Income Taxes Loss           (136)         (240)

Provision for income taxes             0             0

Net Loss                          ($136)        ($240)

Loss per share                   ($0.08)       ($0.15)

Weighted average shares outstanding1,620,170 1,633,040

See notes to Consolidated Financial Statements.
             MONARCH AVALON, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                        Three Months Ended
                                             July 31,


                                   1995
1994

                                        (000's omitted)
CASH FLOWS FROM
   OPERATING ACTIVITIES:
Net Loss                            ($136)          ($240)
Adjustments to reconcile net loss to net cash used
in operating activities:

Depreciation and Amortization        109                  53
Unrealized loss or investments           2
0
Changes in, accounts receivable, inventories,
other assets, accounts payable, accrued
expenses, and deferred subscription revenue         (117)
(197)
Net cash used in operating activities               (142)
(384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                  (12)
(43)
Cash proceeds from disposal of property and
equipment                             100                 0
Net cash provided by (used in) investing activities
88                                     (43)

CASH FLOWS FROM
   FINANCING ACTIVITIES:
Purchase of treasury stock               0            (26)
Net cash provided (used in) financing activities        0
(26)
Net decrease in cash and cash equivalents           (54)
(453)

Cash and cash equivalents at beginning of period   1,628
2,675
Cash and cash equivalents at end of period        $1,574
$2,222

See notes to Consolidated Financial Statements.
             MONARCH AVALON, INC. AND SUBSIDIARY

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements including Monarch Avalon, Inc. ("Monarch") and its wholly owned subsidiary, Girls' Life, Inc. (Monarch and Girl's Life, Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending April 30, 1996. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1995.

NOTE B -- ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                    July 31, 1995       April 30, 1995
                         (000's omitted)
Doubtful accounts         $74                 $85

Customer returns          198                 243

                    $272                $328

NOTE C -- INVENTORIES

For quarterly reporting purposes, Monarch values inventory using both perpetual records and physical counts, while at year-end values are determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                              July 31, 1995      April 30,
1995
Raw materials and component parts     $1,079   $1,202
Work in progress               222        210
Finished goods                  754       726
                             $2,055     $2,138

The above components are shown net of lower of cost of market reserves of $350,000 at July 31, 1995 and April 30,
1995. The Company values its inventories at the lower of cost (first-in, first-out) or market.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to "fiscal 1996" are to the fiscal year ending April 30, 1996, and references to "fiscal 1995" are to the fiscal year ended April 30, 1995.

RESULTS OF OPERATIONS

Monarch consists of two divisions, games and printing.
Girls' Life, Inc., a wholly-owned subsidiary, publishes a magazine.

Sales of products in the games division, primarily board games and software games designed for use on microcomputers, are somewhat seasonal in nature because of increased retail game sales during the Christmas season, while sales of the Company's other products (envelopes, printing and graphic arts services and Girls' Lifer magazine) are not seasonal. The timing of new releases of the Company's games also may affect sales in the games division.

Net sales increased by $164,000 or 12% in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. Sales in the games division decreased by $78,000 or 9% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 as a result of fewer new releases of microcomputer games. Sales in the printing division increased by $97,000 in the first quarter of fiscal 1996 or 20% from the first quarter of fiscal 1995. Sales of Girls' Lifer magazine in the first quarter of fiscal 1996 accounted for $145,000 or 9% of total net sales. There were minimal Girls' Life sales recorded in the first quarter of fiscal 1995 as the magazine's first issue was published in the second quarter of that year.

Gross profit increased by $75,000 or 24% during the first quarter of fiscal 1996. Consolidated gross margin was 26% of net sales during the first quarter of fiscal 1996 as compared to 23% during the first quarter of fiscal 1995.
The increase in gross margin primarily relates to enhanced gross margins on printing sales. Game sales continue to carry higher gross margins than printing sales. While Girls' Lifer failed to cover its cost to publish, subscription and advertising revenues from Girl's Lifer have continued to increase.

Operating expenses were 35% of net sales in the first quarter of fiscal 1996 as compared to 42% in the first quarter of fiscal 1995. Operating expenses for the first quarter of fiscal 1996 decreased by $38,000 or 6% from fiscal 1995, primarily because of cost containment measures.

Other income, which consists of interest income, dividends from investments and unrealized losses on investments, was $13,000 during the first quarter of fiscal 1996 as compared to $22,000 during the first quarter of 1995. The decline is primarily due to a smaller cash balance and unrealized losses on investments.
As previously, reported, the Company is experiencing adverse trends in each of the segments in which it does business.
In its games segment, the Company has been adversely affected by substantial marketing and royalty expenses and difficult marketing conditions, including shorter shelf lives and higher sales returns. In the printing segment, results have been hurt by competitive pressures on sales prices. In its publishing segment, the Company's costs to publish Girls' Lifer have continued to exceed the magazine's revenues.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1995 the Company had cash and cash equivalents of $1,574,000, a decrease of $54,000 from the amount at April 30, 1995. The decrease resulted from cash used in operations of $142,000, offset by the sale of certain idle printing equipment, which resulted in cash provided by financing activities of $88,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 1995, the Company has no debt with third party lenders.

In view of these trends and those discussed under "Results of Operations," in July 1995 the Company announced that it had retained financial advisors to explore strategic business and financial alternatives. These could include, among other things, possible business combinations, dispositions of assets or divisions or other similar transactions. No decisions have been reached as to any such alternatives, and satisfactory arrangements are not assured.

                 PART II.  OTHER INFORMATION

ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Number         Description

     27             Financial Data Schedule

(b)  Forms 8-K

The Company did not file any reports on Form 8-K during the three months ended July 31, 1995.

                         SIGNATURES

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MONARCH AVALON, INC.



Date September 14, 1995       /s/ A. Eric Dott
                         A. Eric Dott
                         Chairman of Board
                         (Principal Executive Officer and
                          Principal Financial Officer)



                        EXHIBIT INDEX


Exhibit No.              Description

27                  Financial Data Schedule