Form 10-Q
period 1995-10-31
MONARCH AVALON INC
filed 1995-12-15
CIK 202685

Venable, Baetjer and Howard, LLP
                      Two Hopkins Plaza
                  Baltimore, Maryland 21201




                                                    Writer's    Direct
Number:
                                                    (410) 244-7893


                        December 15, 1995


VIA EDGAR

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20549

     Re:  Monarch Avalon, Inc
          Quarterly Report on Form 10-QSB

Ladies and Gentlemen:

     On behalf of Monarch Avalon, Inc. (the "Company"), and pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder and Rule 101 of Regulation S-T, transmitted for filing with the Securities
Exchange Commission is the Company's Quarterly Report on
Form 10-QSB, including financial statements, financial statement schedules, exhibits and all other papers and documents filed as a part thereof.

          As the Company's Common Stock is traded on the Nasdaq National Market, by copy of this letter we are filing three copies of the enclosed materials with the National
Association of Securities Dealers, Inc.

                              Very truly yours,

                              /s/ Francis X. Gallagher, Jr.

                              Francis X. Gallagher, Jr.
Enclosures

cc:  Nasdaq National Market
     Mr. A. Eric Dott
     Mr. Marshall Chadwell

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

FOR QUARTER ENDED   OCTOBER 31, 1995    COMMISSION FILE NO.      0-8512


                                    MONARCH AVALON, INC.
    (Exact name of small business issuer as specified in its charter)


          Delaware                           52-1073628
(State or other jurisdiction of                      (IRS Employer
Identification No.)
   incorporation or organization)


                           4517 Harford Road, Baltimore, Maryland
                                  21214
                (address of principal executive offices)


Registrant's telephone number, including area code                 410-
254-9200


                         Not applicable
  Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES       NO  X

As of October 31, 1995, the number of shares outstanding of the issuer's common stock was 1,620,170 shares.

Transitional Small Business Issue Format (check one): YES __     NO  X

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                               (UNAUDITED)

                             (000's omitted)
                                   October 31,      April 30,
                                      1995            1995
ASSETS
CURRENT ASSETS
Cash and cash equivalents            $1,788          $1,628
 Investments (at lower of cost or        159             161
market)
Account receivable, net                1,060           1,343
Inventories, net                       2,024           2,138
 Other current assets                    216             186
          TOTAL CURRENT ASSETS         5,247           5,456

PROPERTY AND EQUIPMENT                 4,657           4,737
 Less allowance for depreciation             (4,113)   (3,985)
                                         544             752

OTHER ASSETS AND DEFERRED CHARGES                   32
                                        37
                                      $5,823          $6,245

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES

 Accounts payable                       $234            $372
 Accrued expenses                        163             359
 Deferred subscription revenue                     197      153
TOTAL CURRENT LIABILITIES                594             884

STOCKHOLDERS' EQUITY

 Preferred Stock-par value $.01
per share:
  Authorized 100,000 shares; no
shares issued
 Common Stock-par value $.25 per
share:
Authorized 3,000,000 shares;
shares issued-2,109,985; shares
outstanding 1,620,170                    527             527
on October 31, 1995 and April 30,
1995
 Capital surplus                       3,379           3,379
 Retained earnings                              1,445 1,577
                                       5,351           5,483
Treasury stock at par-489,815
shares on October 31, 1995 and                   (122)
April 30, 1995                     (122)
                                               5,229  5,361
                                      5,823            6,245
 See notes to Consolidated
Financial Statements.

                   MONARCH AVALON, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                 Three Months Ended       Six Months Ended
                                    October 31,              October 31,
                               1995         1994       1995       1994
                               (000's omitted, except  (000's omitted, except
                                  per share data)          per share data)

Net sales                      $           $           $          $
                               1,774       1,819       3,309      3,190
Cost of goods sold
                               1,216       1,137       2,359      2,191
Gross profit
                               558         682         950        999

Selling, general and           474         495         918        968
administrative expenses

Research and development
                               96          60          193        166

                               570         555         1,111      1,134

(Loss) income from operations  (12)        127         (161)      (135)
Other income, net
                               16          18          29         40
Income (loss) before income    4           145         (132)      (95)
taxes

Provision for income taxes
                               0           0           0          0

Net income (loss)              $           $           $          $
                               4           145         (132)      (95)

Income (loss) per share        $           $           $          $
                               0           0.09        (0.08)     (0.06)

Weighted average shares        $1,620,170  $1,629,54   $1,620,17  $1,631,301
outstanding                                5           0

See notes to Consolidated
Financial Statements.

                   MONARCH AVALON, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                    Six Months Ended
                                      October 31,
                                      1995      1994
                                    (000's omitted)
CASH FLOWS FROM
   OPERATING ACTIVITIES:
  Net Loss                         ($132)    ($295)
Adjustments to reconcile net
loss to net cash used in
operating activities:
    Depreciation and               133       106
Amortization
    Unrealized loss or             2         0
investments
Changes in, accounts receivable,
inventories, other assets,
accounts payable, accrued          77        (266)
expenses, and deferred
subscription revenue
  Net cash provided by ( used      80        (255)
in) operating activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchases of property and        (20)      (82)
equipment
Cash proceeds from disposal of
property and equipment              100         0
Net cash provided by (used in)       80        (82)
investing activities

CASH FLOWS FROM
   FINANCING ACTIVITIES:
  Purchase of treasury stock          0      (50)
  Net cash used in financing          0      (50)
activities
Net decrease in cash and cash      160       (387)
equivalents

Cash and cash equivalents at       1,628     2,675
beginning of period
Cash and cash equivalents at end   $1,788    $2,288
of period


 See notes to Consolidated
Financial Statements.

                   MONARCH AVALON, INC. AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements including Monarch Avalon, Inc. ("Monarch") and its wholly owned subsidiary, Girls' Life, Inc. (Monarch and Girl's Life, Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the six months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1996. For further information, reference should be made to the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1995.

NOTE B -- ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                           October 31, 1995  April 30, 1995
                               (000's omitted)

Doubtful accounts   $85           $85

Customer returns    107           243
                    $192          $328

NOTE C -- INVENTORIES

For quarterly reporting purposes, Monarch values inventory using both perpetual records and physical counts, while at year-end values are determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                          October 31,   April 30,
                             1995          1995
                                          (000's
                                         omitted)

Raw materials and        $1,026           $1,202
component parts
Work in progress         150              210
Finished goods               848              726
                         $2,024           $2,138

The above components are shown net of lower of cost of market reserves of $350,000 at October 31, 1995 and April 30, 1995. The Company values its inventories at the lower of cost (first-in, first-out) or market.

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

RESULTS FOR THE SECOND QUARTER OF FISCAL 1996 AND 1995

Net sales increased by $45,000 or 2% in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. Sales in the games division decreased by $218,000 or 19% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 as a result of sales returns of computer games. Sales in the printing division increased by $14,000 in the second quarter of fiscal 1996 or 2% from the second quarter of fiscal 1995. Sales of Girls' Lifer magazine in the second quarter of fiscal 1996 accounted for $159,000 or 9% of total net sales.

Gross profit decreased by $124,000 or 18% during the second quarter of fiscal 1996. Consolidated gross margin was 31% of net sales during the second quarter of fiscal 1996 as compared to 37% during the second quarter of fiscal 1995. The decrease in gross margin primarily relates to declines in game sales overall, which carry higher gross margins than printing sales. While Girls' Lifer failed to cover its cost to publish, subscription and advertising revenues from Girl's Lifer have continued to increase.

Operating expenses were 32% of net sales in the second quarter of fiscal 1996 as compared to 31% in the second quarter of fiscal 1995. Operating expenses for the second quarter of fiscal 1996 increased by $15,000 or 3% from the same period in fiscal 1995, primarily because of increased research and development measures.

Other income, which consists of interest income, dividends from investments and unrealized losses on investments, was $16,000 during the second quarter of fiscal 1996 as compared to $18,000 during the second quarter of fiscal 1995. The decline is primarily due to unrealized losses on investments recorded in the first quarter of fiscal 1996.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 1996 AND 1995

Net sales increased by $119,000 or 4% in the six months ended October 31, 1995 as compared to the same period in fiscal 1995. Sales in the game division for the first six months of fiscal 1996 decreased by $292,000 or 18% compared to the same period in fiscal 1995 as a result of sales returns of computer games. Sales in the printing division for the first six months of fiscal 1996 increased by $109,000 or 9% from the same period in fiscal 1995. Sales of Girls Lifer magazine of $302,000 in the six months ended October 31, 1995 accounted for 9% of total net sales during the period, compared to 1% for the same period in fiscal year 1995.

Gross profit decreased by $49,000 or 5% during the first six months of fiscal 1996. Consolidated gross margin was 29% of net sales during the six month period ended October 31,1995 as compared to 31% for the same period during the same period in fiscal 1995. The decrease in gross margin primarily related to decreases in game sales overall, which carry higher gross margins than printing sales. Girls' Lifer failed to cover its cost to publish for the first six months of fiscal 1996. However subscription levels, newsstand sales and advertising income have continued to increase.

Operating expenses declined $23,000 or 2% for the first six months of fiscal 1996 as compared to the same period in fiscal 1995. Operating expenses represented 34% and 35% of net sales for the six months ended October 31, 1995 and 1994, respectively.

Other income decreased by $11,000 for the six months ended October 31, 1995 compared to the same period in fiscal 1995 as a result of lower interest income on cash balances which have declined from October 31, 1994 to October 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1995, the Company had cash and cash equivalents of $1,788,000, an increase of $160,000 from the amount at April 30, 1995. The increase resulted from cash provided by operations of $80,000, and proceeds from the sale of certain idle printing equipment, which resulted in cash provided by financing activities of $80,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 1995, the Company has no debt with third party lenders.

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

                       PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

                    The annual meeting of stockholders was held on October 6, 1995.

                    Results of the voting on the election of directors:

Directors              FOR     WITHHELD

Charles C. Baum1,127,975       1,703
Helen D. Bentley1,128,275      1,403
A. Eric Dott1,128,275          1,403
Jackson Y. Dott1,127,150       2,528

                    Results of the voting on the ratification of the appointment of Deloitte & Touche, L.L.P. as the independent accountants for the fiscal year ending April 30, 1996:

                       FOR     AGAINST            ABSTAIN

           1,128,764             675                239


                    Results of the voting on grant of stock options to Helen D. Bentley:

                       FOR     AGAINST            ABSTAIN

           1,116,143          12,762                773


                    Results of the voting on extension of terms of stock options for Charles C. Baum and Jackson Y. Dott:

                       FOR     AGAINST            ABSTAIN

           1,111,218          13,369              5,091




          There were no broker non-votes on these matters.

ITEMS 1 THROUGH 3 AND 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Number         Description

     27             Financial Data Schedule

(b)  Forms 8-K

The Company did not file any reports on Form 8-K during the six months ended October 31, 1995.

                               SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MONARCH AVALON, INC.



Date December 14, 1995        /s/ A. Eric Dott
                         A. Eric Dott
                         Chairman of Board
                         (Principal Executive Officer)

                         /s/ Marshall Chadwell
                         Marshall Chadwell
                         Chief Financial Officer
                         (Principal Financial Officer)