Form 10QSB
period 1996-01-31
MONARCH AVALON INC
filed 1996-03-18
CIK 202685

Venable, Baetjer and Howard, LLP
                            Two Hopkins Plaza
                        Baltimore, Maryland 21201


                                                    Writer's Direct Number:
                                                    (410) 244-7893

                                March 18, 1996

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

FOR QUARTER ENDED   JANUARY 31, 1996    COMMISSION FILE NO.      0-8512


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

                             YES       NO  X

As of January 31, 1996, the number of shares outstanding of the issuer's common stock was 1,620,170 shares.

Transitional Small Business Issue Format (check one): YES __     NO  X

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MONARCH AVALON, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                               (UNAUDITED)

                                   January 31,  April 30,
                                   1996         1995
                                        (000's omitted)
ASSETS
CURRENT ASSETS
Cash and cash equivalents          $2,045       $1,628
Investments (at lower of cost or market)             134
161
Account receivable, net                 983       1,343
Inventories, net                     2,056        2,138
Other current assets                    143          186
          TOTAL CURRENT ASSETS
                                     5,361        5,456
PROPERTY AND EQUIPMENT               4,649        4,737
Less allowance for depreciation    (4,134)      (3,985)
                                    515           752

OTHER ASSETS AND DEFERRED CHARGES     30           37
                                    $5,906       $6,245

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                       $280         $372
Accrued expenses                         238          359
Deferred subscription revenue        268          153
TOTAL CURRENT LIABILITIES                786          884

STOCKHOLDERS' EQUITY
Preferred Stock-par value $.01 per share:
Authorized 100,000 shares; no shares issued
Common Stock-par value $.25 per share:
Authorized 3,000,000 shares; shares issued-
2,109,985; shares outstanding 1,620,170 on
January 31, 1996 and April 30, 1995  527          527
Capital surpllus                    3,379        3,379
Retained earnings                   1,336        1,577
Treasury stock at par-489,815 shares on January 31,
     1996 and April 30, 1995        (122)         (122)
                                    5,120         5,361
See notes to Consolidated Financial Statements    5,906            6,245

                   MONARCH AVALON, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                               Three Months Ended      Nine Months Ended
                                 January 31,             January 31,
                          1996               1995       1996        1995
                                          (000's omitted, except per
share data)
Net sales         $       1,621           $      2,443 $       4,930            $       5,633
Cost of goods sold         1,170                   1,409
3,529                     3,600
Gross profit                451                     1,034
1,401                     2,033

Selling, general and administrative expenses           462        958           1,380     1,926

Research and development             92                84
285                         250
                            554                   1,042
1,665                     2,176

Loss from operations
Other income (expense), net(103)                     (8)
(264)                     (143)
                                      (6)            (6)
23                                  34
Loss before income taxes  (109)                     (14)
(241)                     (109)

Provision for income taxes               -                -
-                             -

Net Loss         $        (109)            $         (14)         $
(241)           $         (109)

Loss per share     $        (0.07)         $        (0.02)        $
(0.15)              $       (0.07)

Weighted average shares outstanding           1,620,170
1,621,627             1,620,170             1,628,095

See notes to Consolidated Financial Statements.

                   MONARCH AVALON, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           Nine Months Ended
                                             January 31,
                                        1996         1995
                                             (000's omitted)
CASH FLOWS FROM
   OPERATING ACTIVITIES:
Net loss                                ($241)        ($109)
Adjustments to reconcile net loss to net cash
       used in operating activities:
 Depreciation and Amortization             156          168
 Unrealized loss or investments         27                   1
 Changes in, accounts receivable, inventories,
 other assets, accounts payable, accrued
 expenses, and deferred subscription revenue          387       10
Net cash provided by operating activities             329       70

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment    (12)          (417)
 Cash proceeds from disposal of property and
   equipment                             100             -
 Net cash provided by (used in) investing activities  88    (417)

CASH FLOWS FROM
   FINANCING ACTIVITIES:
   Purchase of treasury stock              -           (63)
   Net cash used in financing activities                 -   (63)
 Net decrease in cash and cash equivalents            417   (410)

Cash and cash equivalents at beginning of period       1,628       2,675
Cash and cash equivalents at end of period           $2,045 $2,265


See notes to Consolidated Financial Statements.

                   MONARCH AVALON, INC. AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements including Monarch Avalon, Inc. ("Monarch") and its wholly owned subsidiary, Girls' Life, Inc. (Monarch and Girl's Life, Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the nine months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1996. For further information, reference should be made to the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1995.

NOTE B -- ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                           January 31, 1996  April 30, 1995
                            (000's omitted)
Doubtful accounts         $85         $85

Customer returns          200         243
                         $285        $328

NOTE C -- INVENTORIES

For quarterly reporting purposes, Monarch values inventory using both perpetual records and physical counts, while at year-end values are determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                         January 31, 1996         April 30, 1995
                               (000's omitted)
Raw materials and component parts        $1,024   $1,202
Work in progress                 147          210
Finished goods                 885          726
                            $2,056       $2,138

The above components are shown net of lower of cost of market reserves of $350,000 at January 31, 1996 and April 30, 1995. The Company values its inventories at the lower of cost (first-in, first-out) or market.

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

RESULTS FOR THE THIRD QUARTER OF FISCAL 1996 AND 1995

Net sales decreased by $822,000 or 34% in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. Sales in the games division decreased by $810,000 or 46% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 as a result of fewer new releases of computer games and allowances for returns of computer games sold. The sales trend is for new releases to have high volume in the first three months after the release date. Sales in the printing division increased by $25,000 in the third quarter of fiscal 1996 or 5% from the third quarter of fiscal 1995. Sales of Girls' Lifer magazine in the third quarter of fiscal 1996 accounted for $103,000 or 6% of total net sales.

Gross profit decreased by $583,000 or 56% during the third quarter of fiscal 1996. Consolidated gross margin was 28% of net sales during the third quarter of fiscal 1996 as compared to 42% during the third quarter of fiscal 1995. The decrease in gross margin primarily relates to decreases in computer game sales. Game sales, particularly computer game sales, carry higher gross margins than printing sales. While Girls' Lifer failed to cover its cost to publish for the third quarter of fiscal 1996, subscription, newsstand and advertising revenues from Girl's Lifer have continued to increase.

Operating expenses were 34% of net sales in the third quarter of fiscal 1996 as compared to 43% in the third quarter of fiscal 1995. Operating expenses for the third quarter of fiscal 1996 decreased by $488,000 or 47% from fiscal 1995, primarily because of lower advertising and royalty expenses associated with computer game sales.

Other expense, which consists of interest income, dividends from investments and unrealized losses on investments, was $6,000 during the third quarter of fiscal 1996 and 1995. Other expense is attributable to unrealized losses in investments being recorded, which offset interest income on cash balances.

RESULTS FOR THE  NINE MONTH PERIOD ENDED JANUARY 31, 1996 AND 1995

Net sales decreased by $703,000 or 12% in the nine month period ended January 31, 1996 as compared to the same period in fiscal 1995. Sales in the games division decreased by $1,102,000 or 29% in the nine month period ended January 31, 1996 compared to the same period in fiscal 1995 as a result of fewer new releases of computer games and allowances for returns of computer games sold. Sales in the printing division increased by $134,000 or 28% during the nine month period ended January 31, 1996 from the same period in fiscal 1995. Sales of Girls' Lifer magazine totaling $405,000, accounted for 7% of total net sales in the nine month period ended January 31, 1996 compared to $140,000 or 3% of net sales for the same period in fiscal year 1995.

Gross profit decreased by $632,000 or 31% during the nine month period ended January 31, 1996. Consolidated gross margin was 29% of net sales during the nine month period ending January 31, 1996 as compared as 36% for the same period in fiscal 1995. The decrease in gross margin primarily relates to decreases in computer game sales. Games sales, particularly computer game sales, historically carry higher gross margins than printing sales. While Girls' Lifer failed to cover its cost to publish for the nine month period ended January 31, 1996, subscription, newsstand and advertising revenues have continued to increase.

Operating expenses declined by $511,000 or 23% for the nine month period ended January 31, 1996 as compared to the same period in fiscal 1995. Operating expenses represented 34% and 39% of net sales for the nine months ended January 31, 1996 and 1995, respectively. The decrease results from lower advertising and royalty expense associated with computer game sales.

Other income decreased by $11,000 in the nine months ended January 31, 1996 from the same period in fiscal 1995 as a result of lower cash balances held.

As previously reported, the Company is experiencing adverse trends in each of the segments in which it does business. In its games segment, the Company has been adversely affected by difficult marketing conditions, including shorter shelf lives and higher sales returns. In the printing segment, results have been hurt by competitive pressures on sales prices. In its publishing segment, the Company's costs to publish Girls' Lifer have continued to exceed the magazine's revenues.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1996, the Company had cash and cash equivalents of $2,045,000, an increase of $417,000 from the amount at April 30, 1995. The increase resulted from cash provided by operations of $329,000, and proceeds from the sale of certain idle printing equipment, which resulted in cash provided by financing activities of $88,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At January 31, 1996, the Company has no debt with third party lenders.

                       PART II.  OTHER INFORMATION

ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

     Number         Description

     27             Financial Data Schedule

(b)  Forms 8-K

The Company did not file any reports on Form 8-K during the three months ended January 31, 1996.

                               SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         MONARCH AVALON, INC.



Date March    , 1996               /s/ A. Eric Dott
                         A. Eric Dott
                         Chairman of Board
                         (Principal Executive Officer)

                         /s/ Marshall Chadwell
                         Marshall Chadwell
                         Chief Financial Officer
                         (Principal Accounting and Financial Officer)

                              EXHIBIT INDEX

Exhibit No.              Description
27                  Financial Data Schedule

                                                                 Exhibit
27

Article 5

     The schedule contains summary financial information derived from Monarch Avalon, Inc.'s unaudited financial statements for the nine months ended January 31, 1996, and is qualified in its entirety by reference to such financial statements and the notes thereto.

PERIOD TYPE                                         9-MOS
FISCAL YEAR END                               APR 30 1995
PERIOD END                                    JAN 31 1996
CASH                                                2,045
SECURITIES                                            134
RECEIVABLES                                         1,014
ALLOWANCES                                              0
INVENTORY                                           2,056
CURRENT ASSETS                                      5,392
PP&E 4,649 DEPRECIATION                             4,134
TOTAL ASSETS                                        5,937
CURRENT LIABILITIES                                   786
BONDS                                                   0
COMMON                                                527
PREFERRED MANDATORY                                     0
PREFERRED                                               0
OTHER SE                                            4,746
TOTAL LIABILITY AND EQUITY                          5,151
SALES                                                       4,930
TOTAL REVENUES                                      4,930
CGS                                                 3,529
TOTAL COSTS                                         5,194
OTHER EXPENSES                                       (23)
LOSS PROVISION                                          0
INTEREST EXPENSE                                        0
INCOME PRETAX                                       (241)
INCOME TAX                                              0
INCOME CONTINUING                                   (241)
DISCONTINUED                                            0
EXTRAORDINARY                                           0
CHANGES                                                 0
NET INCOME                                          (241)
EPS PRIMARY                                        (0.15)
EPS DILUTED                                        (0.15)
