Form 10QSB/A
period 1996-01-31
MONARCH AVALON INC
filed 1996-04-26
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

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

YES	   	NO    X

As of January 31, 1996, the number of shares outstanding of the issuer's common stock was 1,620,170 shares.

Transitional Small Business Issue Format (check one): YES     	NO    X

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						MONARCH AVALON, INC.



Date	April 26, 1996				/s/ A. Eric Dott
							A. Eric Dott
							Chairman of Board
							(Principal Executive Officer)

							/s/ Marshall Chadwell
							Marshall Chadwell
							Chief Financial Officer
							(Principal Accounting and Financial Officer)