Form 10KSB
period 1996-04-30
MONARCH AVALON INC
filed 1996-07-29
CIK 202685

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED APRIL 30, 1996             COMMISSION FILE NO. 0-8512

                             ---------------------

                             MONARCH AVALON, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        DELAWARE                       410-254-9200             52-1073628
(State or other jurisdiction     (Issuer's telephone number,  (I.R.S. Employer)
of incorporation or organization)   including area code)     Identification No.)

                    4517 HARFORD ROAD,                       21214
                    BALTIMORE, MARYLAND                    (zip code)
         (Address of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.25 par value
                            (Title of each class)


    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes /x/       No / /


    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    The issuer's revenues for the fiscal year ended April 30, 1996 are $6,518,703.

    As of July 15, 1996, the aggregate market value of the Issuer's common stock held by non-affiliates was $1,661,267.

    As of July 15, 1996, the number of shares outstanding of the Issuer's common stock was 1,620,170.

                             ---------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held October 4, 1996 are incorporated by reference into Part III.
    Transitional small business disclosure format (check one): Yes / /   No/x/

                                    PART I

Item 1.  DESCRIPTION OF BUSINESS

         (a)  GENERAL DEVELOPMENT OF BUSINESS
         Monarch Avalon, Inc. (the "Company") was incorporated in Delaware on December 20, 1976 as a holding company. On May 1, 1980, the two 100% owned subsidiaries, Monarch Office Services, Inc. and The Avalon Hill Game Company were merged into one Maryland corporation named Monarch Avalon Industries, Inc., later renamed on August 5, 1984 as The Avalon Hill Game Company, Inc. The Company established Microcomputer Games, Inc. in 1979 as a subsidiary of The Avalon Hill Game Company and Victory Games, Inc. in 1983 as a subsidiary of the Company. Monarch Toy Company LTD. was incorporated as a subsidiary of the Company on March 24, 1986. On April 30, 1991, Victory Games, Inc., Microcomputer Games, Inc. and Monarch Toy Company, LTD. were voluntarily dissolved. The Avalon Hill Game Company, Inc. merged with Monarch Avalon, Inc. making the registrant the sole operating company at April 30, 1991. These dissolutions and the merger were accomplished to recognize that certain of the Company's operations were discontinued and to reduce the expense of maintaining these subsidiaries. On December 14, 1993, the Company incorporated a new subsidiary, Girls' Life, Inc.

         In July 1995 the Company announced that it had recently been adversely affected by marketing and competitive conditions. These developments include short shelf lives and higher marketing expense for computer games, poor results from commercial printing and expenses associated with Girls' Life-Registered Trademark- magazine. In view of these developments, the Company is exploring strategic business and financial alternatives. These could include, among other things, possible business combinations, disposition of assets or divisions or other similar transactions. No decisions have been reached as to any such alternatives, and satisfactory arrangements are not assured. See "Management's Discussion and Analysis or Plan of Operation" in Part II, Item 6 below.

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
         See Note H "Segment Information" in the Notes to Consolidated Financial Statements in Part II, Item 7 below.

         (c)  NARRATIVE DESCRIPTION OF BUSINESS
         PRINCIPAL PRODUCTS
         The Company operated in three business segments during fiscal 1996: games, printing and publishing. All segments share certain facilities and operate under common management. The games segment develops, manufactures and markets a wide variety of strategy, sports and family-oriented board games, as well as a line of software games designed for use on microcomputers. The games segment contributed $3,395,000 in net sales or approximately 52% of the Company's total revenue in 1996.

         Monarch Services, the printing segment, provides commercial printing and graphic arts services to a wide range of business customers and manufactures envelopes. Monarch Services also serves as the production facility for the games segment, producing printed materials and boxes for games. Interdivision sales or transfers are accounted for at prices comparable to unaffiliated customer sales. The printing segment contributed $2,521,000 in net sales or approximately 39% of the Company's total revenue in 1996.

         Girls' Life, Inc. publishes a magazine for young girls ages seven to fourteen. The magazine, Girls' Life-Registered Trademark-, was launched in August 1994. It is a bi-monthly publication but the magazine may eventually be published monthly. The publishing segment contributed $602,000 in net sales or approximately 9% of the Company's total revenue in 1996.

         THE GAMES SEGMENT
         BOARD GAMES
         The Company has a line of strategy, sports and family-oriented board games. The Company first entered the games market in 1958 when it introduced its first strategy game. Since that time, it has become a significant player in the strategy games portion of the games market, which consists primarily of teenagers and adults who are "game hobbyists". The games are designed to be challenging, and in many cases the typical playing time for a game is three to six hours.

         The Company's sports and family-oriented board games are also designed for use by the teenage and adult recreational market. The Company entered this portion of the games market in the mid 1960's and expanded through the acquisition of the Sports Illustrated Games Division from Time, Inc. and through the internal development of new games. The Company markets a variety of games including games of mass-market appeal, and wargame simulations.

         SOFTWARE GAMES
         The Company also develops, produces and markets under the name "Microcomputer Games" a line of software games which are designed for use on microcomputers. The first games were introduced in June 1980. The line includes strategy, sports and family-oriented games; some are derivations of the Company's existing board games and others have been developed as unique computer games with playing characteristics that could not be used in board games.

         The Company re-entered the computer game market during fiscal year 1994 with two new releases late in the fourth quarter. Computer games sales accounted for approximately 25% of total game sales for fiscal 1996.

         RESEARCH AND PRODUCT DEVELOPMENT
         Research and product development are essential aspects of the Company's game business. The Company has an ongoing program for the development of new games and the modification of existing games. The Company also regularly receives ideas for games from outside creative sources, and from time to time purchases rights to existing games from other companies in the games business. In most cases, the Company enters into an agreement requiring it to make payments of royalties based on game sales. The cost of research and development for fiscal 1996 was approximately $367,000 and approximately $543,000 for fiscal 1995. These costs were charged to operations as incurred. See Statements of Operations and "Management's Discussion and Analysis or Plan of Operation" in Part II, Items 7 and 6, respectively, below.

         COPYRIGHTS AND TRADEMARKS
         The Avalon Hill Game Company name and the Company's games are generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available. Such protection is of considerable importance in the games business. The duration of the protection provided by these rights is generally in excess of the economic life of any particular game.

         PRINTING AND ENVELOPE SEGMENT
         Monarch Services offers a full line of printing and graphic arts services to a wide range of customers in the industrial, financial and advertising fields. Its services include offset and letterpress printing, design and idea conception, finished art, and direct mailing. Monarch Services also manufactures various types and sizes of envelopes to customer order.

         Monarch Services is also the production arm for the games segment. It designs the graphics for and prints all of the Company's games, and manufactures the boxes in which the games are sold. During fiscal 1996 game production accounted for more than 22% of Monarch Services' revenues on an interdivision basis. The loss of game production would have a material adverse effect on Monarch Services' revenues.

         PUBLISHING SEGMENT
         GIRLS' LIFE-Registered Trademark-
         Girls' Life-Registered Trademark- is intended to be an intelligent, non-condescending and easily readable magazine targeted to girls ages seven to fourteen. The philosophy behind the graphic representation and every article presented is that girls are important, independent, and intelligent people with opinions of their own. These articles seek to reinforce that message and inspire confidence in a girl's thoughts, opinions, and feelings. Editorial material is created by the magazine's staff as well as through outside writers.

         MARKETING
         The Company's games are marketed in the United States and abroad. In the United States, board games are primarily sold to toy jobbers, toy stores, department stores, large retail chains and book stores. The Company's line of games for personal computers is sold primarily to software wholesalers and computer stores which sell both hardware and software. Except for certain direct order sales to consumers, all United States sales are made through sales representative organizations which are paid on a commission basis. In fiscal 1996 and 1995, games sales to the Company's ten largest United States customers accounted for approximately 39% and 51%, respectively, of total game sales. A certain customer of computer games accounted for approximately 16% of net sales in fiscal 1995. No one customer accounted for over 10% of sales in 1996.

         The Company uses direct mail, trade and consumer publications, and trade shows to introduce and promote its games. It does not extensively use direct television advertising as is common in the toys and games industry.

         Printing and graphic arts services and envelopes are marketed primarily in the Baltimore-Washington area through Company sales personnel who are compensated on a salary and commission basis.

         Girls' Life-Registered Trademark- is sold by subscription and on the newsstand. Subscriptions are sold by direct-mail solicitation, insert cards and other traditional sources. Newsstand copies are distributed internationally by Warner Publisher Services.

         FOREIGN OPERATIONS; EXPORT SALES
         Sales of games abroad are made to independent distributors located in various countries. Export sales were $560,600 for fiscal 1996, $797,000 for fiscal 1995 and $549,300 for fiscal 1994. The following table shows for each of the Company's last three fiscal years, export sales of its games and magazine to the Company's four largest foreign markets.
                                             SALES (IN DOLLARS)
              REGION                1996           1995           1994
              ----------------------------------------------------------
              Japan               $ 21,900       $ 50,000       $ 36,400
              Canada               102,300        153,900         80,700
              United Kingdom       222,000        402,300        292,800
              Australia             55,100         72,200         30,200

         SEASONALITY; CUSTOMER FINANCING TERMS
         The Company's games business is somewhat seasonal in nature because of increased retail game sales during the Christmas season. Sales are highest during the periods August through October when retailers purchase stock for that season, and February through April when large customers take deliveries in order to take advantage of discounts and payment terms offered by the Company for volume purchases on an "early buy" basis. The early purchase program, which is a common industry practice, together with the need to maintain an inventory of finished games in order to satisfy reorder requests quickly, results in a substantial working capital requirement. To date, the Company has met this requirement through the internal generation of funds. See "Management's Discussion and Analysis or Plan of Operation" and Note D of Notes to Consolidated Financial Statements in Part II, Items 7 and 6, respectively, below.

         The Company's printing and publishing businesses are not seasonal in nature.
                                       4

         The Company offers credit terms to its trade customers for the purchase of its products. Payments are due from the Company's trade customers based upon sales and purchase arrangements which may vary depending upon the identity of the customer and the nature of the product. In some instances, trade customers may receive credit for unsold merchandise, or may exchange unsold merchandise for new products. See Note C of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis or Plan of Operation" in
         Part II, Items 7 and 6, respectively, below, for a description of the Company's allowance for doubtful accounts and for sales returns.

         COMPETITION
         There are a number of companies engaged in the sale of board and software games, including a number which are significantly larger than the Company. While the Company considers itself to be a player in the strategy games market, the overall board game market, including sports and family games, is dominated by a few large companies. The Company considers the primary competitive factors for its line to be the challenge and play appeal of the boardgames it develops. In addition to these qualitative factors, in the context of software games other competitive factors include brand recognition, access to distribution channels and shelf space, price, timing to market, hardware compatibility, packaging, and ease of installation and operation. The Company's pricing of its games is generally competitive for the types of games that it sells.

         Competition in the sale of software games is intense as hundreds of small and medium-sized companies develop software games for use on various makes of computers. The Company does not consider any one competitor to be dominant.

         The commercial printing, graphic arts and envelope manufacturing industry in the Baltimore-Washington market is highly competitive. There are numerous companies operating in this market, although the Company believes that no single company is dominant. The Company considers the primary competitive factors to be quality, speed of production and pricing.

         Competition in the magazine industry is intense with numerous other publishers and retailers, as well as other media, competing for readers and advertising revenue. The Company considers the primary competitive factors to be the underlying philosophy of Girls' Life-Registered Trademark- and the market segment being served.

         RAW MATERIALS
         The principal raw materials used by the Company are finished paper, paperboard and ink. The Company generally purchases its requirements for each of these items from single sources, but the Company believes there are, at present, numerous sources from which its requirements could be met.

         EMPLOYEES
         At June 30, 1996, the Company employed approximately 103 full time personnel, including 16 executive and administrative personnel, 11 research and development personnel and 76 production personnel. None of the Company's employees are represented by a union.


Item 2.  DESCRIPTION OF PROPERTY
         The Company leases property at the following locations for the following purposes:

         1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains the Company's offices as well as its printing plant. The property is leased through 1999.

         2. 6500 Quad Avenue, Baltimore, Maryland 21205. This property contains a manufacturing and warehouse facility and the lease expires on April 30, 1998.

         The Company leases the Harford Road property from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, management believes the terms of the lease with Mr. Dott are comparable to lease terms for like properties in the same geographic area.

         See "Certain Transactions" in the proxy statement of the Company for the 1996 Annual Meeting of Stockholders and Note F of Notes to Consolidated Financial Statements included in Part II, Item 7, below.


Item 3.  LEGAL PROCEEDINGS
         Companies in the game and publishing industries are, in the ordinary course of business, made the subject of actions alleging copyright infringement and other actions. Such actions may allege large damages. The Company has, on an infrequent basis, had such claims made against it. No claims which would impact the financial statements materially are outstanding at April 30, 1996.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
         NONE

                                   PART II

Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company's common stock is traded on the Nasdaq National Market under the symbol MAHI. The number of stockholders of record on July 15, 1996 was 643.

High and low closing sale prices for the last two years as reported on the Nasdaq National Market were:

                       Fiscal 1996            Fiscal 1995
                    ---------------          ---------------
     Quarter             Price                  Price
     Ended          ---------------          ---------------
                      High     Low           High       Low
                    -------   -----          -----     -----
     July 31        2 13/16   1 5/8          3         2 1/4
     October 31     2 13/16   1 7/8          3 1/4     2 5/8
     January 31     2 1/8     1 1/2          3 7/8     2
     April 30       2         1 1/2          3 1/2     2 1/8

The Company has not paid any cash dividends since April 1987.
Although the board of directors will continue to review the Company's profitability with respect to the resumption of dividends, there can be no assurance as to the timing or amount of any future dividends.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS 1994 THROUGH 1996
Sales decreased $836,000 or 11% in 1996 from 1995. The decrease relates primarily to game sales which decreased $1,291,000 or 28% in 1996 from 1995. Computer game sales decreased $1,610,000 or 66% in 1996 from 1995 due to fewer computer game releases coupled with the shorter shelf lives of computer games. Board game sales increased
$319,000 or 13% in 1996 from 1995. Printing sales increased $117,000 or 5% from 1995 related sales. Girls' Life-Registered Trademark- sales of $602,000 accounted for 9% of total net sales for fiscal 1996. Girls' Life-Registered Trademark- sales increased $338,000 or 128% in 1996 from 1995. The increase is due to increased subscription and advertising revenues. The allowance for doubtful accounts at the end of fiscal
1996 was increased $50,000 to account for estimates of uncollectible amounts related to the increased volume in sales of the magazine.

In 1995 sales increased $1,664,000 or 29% from 1994. The increase was due to the Company's sales promotions in the computer game market which accounted for $1,996,000 or 42% of game net sales. Printing sales declined $29,000 or 1% from 1994 sales due to competitive pressures on sales prices in order to maintain volume. Girls' Life-Registered Trademark- sales of $264,000 accounted for 4% of net sales in its initial year of operations.

         Foreign sales decreased $236,000 or 30% and increased $248,000 or 45% in 1996 and 1995, respectively. The decrease in foreign sales in 1996 is due to lack of new game releases during the year. The increase in fiscal 1995 was driven by foreign shipments of computer games.

         Cost of goods sold as a percent of sales was 72% in 1996, 69% in 1995 and 73% in 1994. The increase in 1996 was due to the decrease in game sales as a percentage of total net sales from 64% in 1995 to 52% in 1996. Game sales, especially computer game sales, carry higher gross margins than printing sales. Printing sales continued to carry low margins as a result of competitive market prices and increases in paper prices during 1995 and most of fiscal year 1996. Girls' Life-Registered Trademark- revenues failed to cover its costs to publish by $14,000 in 1996 and $193,000 in 1995. The magazine hopes to successfully continue in its attempts to increase its subscription and distribution base as well as increase revenues from advertisers.

         Selling, general and administrative expenses as a percentage of sales were 32% in 1996, 34% in 1995, and 25% in 1994. The decrease in 1996 of $470,000 is principally due to the decrease in selling, general and administrative expenses in royalty and advertising expenses in the game sales segment due to decreased sales on the computer side and fewer new releases which typically generate royalty expenses. In 1995, selling, general and administrative expenses increased $1,117,000 due to the royalty and advertising expenses associated with increased sales of computer games.

         Research and development expenses decreased $175,000 in 1996, and increased $241,000 in 1995. The decrease in 1996 is due to the decrease in research and development costs associated with startup costs for the Girls' Life-Registered Trademark- magazine from $177,000 which occurred in 1995.

         Other income decreased $35,000 and $11,000 in 1996 and 1995, respectively. The 1996 and 1995 decreases were primarily due to unrealized losses attributed to marketable securities and drops in interest rates which adversely affected interest income on cash balances held.

         In 1995, a deferred income tax expense was provided for as management of the Company concluded it is more likely than not that the Company will not generate taxable income sufficient to realize the tax benefit associated with future temporary differences and operating loss carryforwards prior to their expiration and therefore recorded a full valuation reserve against its deferred tax asset. Given the losses in fiscal 1996, management's conclusion as to the future realization of net deferred tax assets remains unchanged. As such, in fiscal 1996 no deferred benefit has been recognized.

         Benefits for current income taxes of $45,000 and $4,000 have been recorded in 1995 and 1994 respectively, as a result of carrying back net operating losses generated, to years in which income taxes has been paid. No provision (benefit) for current income taxes has been recorded for fiscal year 1996.

         The Company is experiencing adverse trends in each of the segments in which it does business. In its games segment, the Company has been adversely affected by difficult marketing conditions, including shorter shelf lives and higher sales returns. In the printing segment, sales and results have been hurt by competitive pressures on sales prices coupled with rising costs of paper. In the publishing segment, while revenues increased in 1996, Girls' Life-Registered Trademark- magazine failed to cover its costs to publish.

         LIQUIDITY AND SOURCES OF CAPITAL
         Cash and cash equivalents increased $339,000 in fiscal 1996 to $1,996,000, and decreased $1,047,000 in 1995. The increase in 1996 is principally the result of cash provided by operations and proceeds from the sale of equipment. The decrease in 1995 results from cash used to fund operations, particularly the start-up of Girls' Life-Registered Trademark- and the re-emergence into the computer games market. During 1996 and 1995, the Company maintained an average balance for certificates of deposit and treasury bills of approximately $1,375,000 and $2,100,000, respectively.

         The Company leases its office, warehouse, and manufacturing facilities under non-cancellable operating leases. Annual commitments under these leases at April 30, 1996 are as follows:
         1996 through 1998--$297,000, 1999 and beyond--$107,000. Certain of these leases are with the Company's Chairman and a member of his family.

         At April 30, 1996, the Company has no debt with third-party lenders.

         During July 1996, cash and cash equivalents ranged from approximately $1.8 million to $2.0 million and was approximately $2.0 million at July 26, 1996. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

         In view of these trends and those discussed under "Results of Operations," the Company is exploring strategic business and financial alternatives. These could include, among other things, possible business combinations, dispositions of assets or divisions or other similar transactions. No decisions have been reached as to any such alternatives, and satisfactory arrangements are not assured.

IMPACT OF INFLATION AND CHANGING PRICES
Due to the highly competitive nature of the industry segments in which the Company operates, increased costs were unable to be fully passed on to customers in the three year period ended April 30, 1996.

Charges to depreciation represent the allocation of historical costs over past years, and are significantly less than if they were based on the consumption of current cost of productive assets. Assets replaced in future years will be replaced at significantly higher costs but replacements are expected to produce economies in production.

Item 7.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
- -------------------------------------------------------------------------------
April 30,                                                1996          1995
- -------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................   $1,966,425    $1,627,915
  Marketable securities, at fair value.............      124,195       161,244
  Accounts receivable, net.........................      848,604     1,343,289
  Inventories, less allowance for obsolescence
    (1996 and 1995--$350,000)
    Raw materials and component parts..............      910,722     1,200,608
    Work in progress...............................      113,756       210,398
    Finished goods.................................      916,828       726,396
                                                      ------------------------
                                                       1,941,306     2,137,402
  Refundable income taxes..........................           --        60,000
  Prepaid expenses.................................      117,542       126,294
                                                      ------------------------
                               TOTAL CURRENT ASSETS    4,998,072     5,456,144
PROPERTY AND EQUIPMENT
  Machinery, equipment, furniture and fixtures......   4,339,265     4,430,999
  Leasehold improvements...........................      306,374       306,374
  Allowance for depreciation.......................   (4,112,320)   (3,985,257)
                                                      ------------------------
                                                         533,319       752,116

INTANGIBLE ASSETS--NET.............................       24,468        36,692
                                                      ------------------------
                                                      $5,555,859    $6,244,952
                                                      ------------------------
                                                      ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.................................   $  297,793    $  371,955
  Accrued expenses.................................      228,014       358,705
  Deferred subscription revenue....................      253,345       152,834
                                                      ------------------------
                          TOTAL CURRENT LIABILITIES      779,152       883,494

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock-par value $.01 per share:
    Authorized 100,000 shares; no shares issued
  Common Stock-par value $.25 per share:
    Authorized-3,000,000 shares; shares issued:
    1996 and 1995-2,109,985; shares outstanding:
    1996 and 1995-1,620,170........................      527,497       527,497
  Capital surplus..................................    3,379,063     3,379,063
  Retained earnings................................      992,600     1,577,351
                                                      ------------------------
                                                       4,899,160     5,483,911
  Treasury stock at par:
    1996 and 1995-489,815 shares...................     (122,453)     (122,453)
                                                      ------------------------
                                                       4,776,707     5,361,458
                                                      ------------------------
                                                      $5,555,859    $6,244,952
                                                      ------------------------
                                                      ------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
- --------------------------------------------------------------------------------
Year Ended April 30,                            1996        1995        1994
- --------------------------------------------------------------------------------
Net Sales--games............................ $3,395,421  $4,686,318  $3,278,212
  --printing and envelope manufacturing.....  2,521,472   2,404,052   2,432,710
  --publishing..............................    601,810     264,422          --
                                             ----------------------------------
                                              6,518,703   7,354,792   5,710,922

Cost of goods sold--games...................  1,669,114   2,331,201   2,314,325
  --printing and envelope manufacturing.....  2,416,206   2,290,134   1,850,971
  --publishing..............................    615,419     457,314          --
                                             ----------------------------------
                                              4,700,739   5,078,649   4,165,296
                                             ----------------------------------

Gross profit................................  1,817,964   2,276,143   1,545,626
                                             ----------------------------------
Selling, general and
  administrative expenses...................  2,064,042   2,534,362   1,417,514

Research and development....................    367,329     542,777     302,098
                                             ----------------------------------
                                              2,431,371   3,077,139   1,719,612
                                             ----------------------------------

Loss from operations........................   (613,407)   (800,996)   (173,986)
                                             ----------------------------------

Other:
  Investment income........................      65,705      85,670      76,795
  Interest expense.........................          --          --      (1,687)
  Unrealized loss on marketable securities.     (37,049)    (22,036)         --
                                             ----------------------------------
                                                 28,656      63,634      75,108
                                             ----------------------------------

Loss before income taxes...................    (584,751)   (737,362)    (98,878)
                                             ----------------------------------

Benefit (provision) for income taxes
  Current..................................          --      44,800       4,427
  Deferred.................................          --     (32,000)         --
                                             ----------------------------------
                                                     --      12,800       4,427
                                             ----------------------------------
Net loss...................................  $ (584,751) $ (724,562) $  (94,451)
                                             ----------------------------------
                                             ----------------------------------
Loss per share.............................  $     (.36) $     (.45) $     (.06)
                                             ----------------------------------
                                             ----------------------------------
Weighted average number of shares
  outstanding..............................    1,620,170  1,626,118   1,642,456
                                             ==================================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               Total
                                Shares      Common     Capital      Retained     Treasury   Stockholders'
                             Outstanding     Stock     Surplus      Earnings       Stock       Equity
                             -----------   --------   ----------   ----------   ---------   -------------
Balance--May 1, 1993          1,642,695    $527,497   $3,438,125   $2,396,364   $(116,822)    $6,245,164

Purchase of Stock for
  Treasury                         (525)                  (1,308)                    (131)        (1,439)
Net Loss--1994                                                        (94,451)                   (94,451)
                             ----------------------------------------------------------------------------
Balance--April 30, 1994       1,642,170     527,497    3,436,817    2,301,913    (116,953)     6,149,274

Purchase of Stock for
  Treasury                      (22,000)                 (57,754)                  (5,500)       (63,254)
Net Loss--1995                                                       (724,562)                  (724,562)
                             ----------------------------------------------------------------------------
Balance--April 30, 1995       1,620,170     527,497    3,379,063    1,577,351    (122,453)     5,361,458
Net Loss--1996                                                       (584,751)                  (584,751)
                             ----------------------------------------------------------------------------
Balance--April 30, 1996       1,620,170    $527,497   $3,379,063   $  992,600   $(122,453)    $4,776,707
                             ----------------------------------------------------------------------------
                             ----------------------------------------------------------------------------


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS


- --------------------------------------------------------------------------------------------------------------
Year Ended April 30,                                                    1996            1995           1994
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................    $ (584,751)    $ (724,562)    $  (94,451)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation..............................................        135,393        132,264        177,139
      Amortization..............................................         15,399         15,455         13,976
      (Loss) gain on disposal of property and equipment.........         (9,100)        58,277          1,389
      (Decrease) increase in accounts receivable allowances.....       (152,000)       273,000             --
      Provision for deferred income taxes.......................             --         32,000             --
      Unrealized loss on marketable securities..................         37,049         22,036             --
    Changes in operating assets and liabilities:
      (Increase) decrease in operating assets:
        Accounts receivable, gross..............................        646,685       (680,328)        19,936
        Inventories.............................................        196,096         72,656        179,806
        Refundable income taxes.................................         60,000        (44,800)        42,939
        Prepaid expenses........................................          8,752        (31,687)       (18,921)
      Increase (decrease) in operating liabilities:
        Accounts payable........................................        (74,162)        87,693          5,688
        Accrued expenses........................................       (130,691)       120,994          6,707
        Deferred subscription revenue...........................        100,511        152,834             --
                                                                     ----------------------------------------
          Total adjustments.....................................        833,932        210,394        428,659
                                                                     ----------------------------------------
      Total cash provided by (used in) operating activities.....        249,181       (514,168)       334,208
                                                                     ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...........................        (16,596)      (462,101)       (51,498)
  Purchases of intangible assets................................         (3,175)        (7,529)        (7,420)
  Cash proceeds from disposal of property and equipment.........        109,100             --            400
                                                                     ----------------------------------------
      Total cash provided by (used in) investing activities.....         89,329       (469,630)       (58,518)
                                                                     ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of stock for treasury..............................             --        (63,254)        (1,439)
  Payments on short-term borrowings.............................             --             --        (66,667)
                                                                     ----------------------------------------
      Total cash used in financing activities...................             --        (63,254)       (68,106)
                                                                     ----------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............        338,510     (1,047,052)       207,584
CASH AND CASH EQUIVALENTS--
  BEGINNING OF YEAR.............................................      1,627,915      2,674,967      2,467,383
                                                                     ----------------------------------------

CASH AND CASH EQUIVALENTS--
  END OF YEAR...................................................     $1,966,425     $1,627,915     $2,674,967
                                                                     ----------------------------------------
                                                                     ----------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
  Write-off of marketable securities.............................    $  102,128


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The consolidated financial statements of Monarch Avalon, Inc. and Subsidiary (collectively, "the Company"), include Monarch Avalon, Inc. and its wholly-owned subsidiary, Girls' Life, Inc.

Girls' Life, Inc. ("Girls' Life") was incorporated in December 1993 and publishes a magazine for young girls ages seven to fourteen. Substantial operations began in fiscal year 1995 with the release of its initial bi-monthly publication in August 1994. Magazines are sold across North America through a distributor and directly by Girls' Life through one and two year subscriptions.

Monarch Avalon, Inc. ("Monarch") consists of two divisions, games and printing, and is incorporated in the State of Delaware. Monarch's game division develops, manufactures and markets board and computer games. Games are sold primarily through retail distributors across North America with some export sales to foreign distributors in Japan, Europe, and Australia. Monarch's printing division manufactures envelopes and provides printing and graphic arts services to various commercial customers. Printing and envelope sales are predominantly with commercial customers in various industries located in the Mid-Atlantic region of the United States.

All material intercompany balances between Monarch and Girls' Life have been eliminated in consolidation.

NOTE B--SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

REVENUE RECOGNITION: Girls' Life recognizes revenue related to subscriptions for its magazine according to the ratio of magazines issued to total subscribed issues. Deferred subscription revenue represents amounts collected for subscriptions of the magazine not yet issued.

Revenues from the sale of products by Monarch are recorded upon shipment to the customer. An accrual for customer returns primarily related to computer game sales, is recorded based upon current sales, the timing of those sales and historical experience.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS: For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE: Monarch's principal customers are distributors and retail stores worldwide (games) and commercial entities (printing). Receivables are generally due within 30 days. However, the Company grants seasonal and other payment terms to certain of its customers. A certain customer of computer games accounted for approximately 16% of net sales in 1995. No one customer accounted for over 10% of sales in 1996.

Girl's Life-Registered Trademark- sells its magazine through a distributor and direct individual subscriptions. Receivables consist of advertising income and sales of magazines through the distributor for issues released prior to April 30.

INTANGIBLE ASSETS: Intangible assets consist of trademarks, copyrights and goodwill and are amortized using the straight-line method over periods estimated to be benefited. At April 30, 1996 and 1995, intangible assets are net of accumulated amortization of $212,809 and $197,410 respectively.

INVENTORIES: The Company values inventories at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost and depreciation is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

computed by the straight-line method over estimated useful lives.

FINANCIAL INSTRUMENTS: The current carrying value of accounts receivable and current liabilities is a reasonable estimate of their fair value due to the short-term nature of such accounts. Marketable securities are recorded at fair value, based on available quoted prices on, or at the trading date nearest April 30.

MARKETABLE SECURITIES: The Company accounts for its investments in equity securities under the accounting and reporting provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") which it adopted May 1, 1994. The Company has classified its investments as trading securities based on its intended use. As such, unrealized holding gains and losses are included in the consolidated statements of operations. During fiscal year 1996 certain investments with no market value and a cost basis of approximately $102,000 were written off. At April 30, 1996 and 1995, the cost of marketable securities exceeded the market value by approximately $96,000 and $161,000, respectively. There was no effect on the consolidated financial statements as a result of adoption of SFAS No. 115.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense when incurred.

INCOME TAXES: The Company provides for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which requires an asset and liability approach to financial accounting and reporting for income taxes (see Note D). Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities that will result in future taxes or deductible amounts. The deferred tax assets and liabilities are measured using enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

EARNINGS PER SHARE: Primary earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Fully diluted earnings per share data has not been reflected since the effect would be either insignificant or antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS: The Company is required to adopt Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" for the fiscal year ending April 30, 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Management of the Company is still assessing the options available to it under SFAS 123 and considers its eventual effect on the financial statements to not be material.

NOTE C--ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

                                            1996            1995
                                            ----            ----
Accounts Receivable-games             $  634,103      $1,040,021
                   -printing             235,054         520,614
                   -publishing           155,447         110,654
                                      -----------     -----------
                                       1,024,604       1,671,289

Less:
 Allowance for doubtful accounts        (135,000)        (85,000)
 Allowance for customer returns          (41,000)       (243,000)
                                      -----------     -----------
                                        $848,604      $1,343,289
                                      -----------     -----------
                                      -----------     -----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D--INCOME TAXES

A reconciliation of the (benefit) provision for income taxes in the financial statements to the Federal statutory rates is as follows:


- ----------------------------------------------------------------------------
Year Ended April 30,                        1996      1995      1994
- ----------------------------------------------------------------------------

Federal income tax at statutory rate        (34)%     (34)%     (34)%
Net operating losses and other tax credits   33        30        25
Non-deductible items and other                1         2         5
                                            -----     -----     -----
                                              - %      (2)%      (4)%
                                            -----     -----     -----
                                            -----     -----     -----

The components of the deferred income tax provision (benefit) before an allocation of the valuation allowance are as follows:

- ----------------------------------------------------------------------------
Year Ended April 30,                        1996        1995         1994
- ----------------------------------------------------------------------------

Depreciation                           $ (71,000)   $  (1,000)    $(11,000)
Uniform Capitalization                         -        3,000       (2,000)
Allowances for accounts receivable        59,000     (106,000)           -
Amortization                               1,000            -            -
Unrecognized (recognized) benefit
  of change in bases of assets            41,000       (9,000)           -
Net operating loss and other
  tax credit carryforward               (342,000)     (73,000)     (41,000)
Other, net                                     -        3,000       (2,000)
                                       ----------   ----------    ---------
                                       $(312,000)   $(183,000)    $(56,000)
                                       ----------   ----------    ---------
                                       ----------   ----------    ---------

The deferred tax assets (liabilities) result from the following temporary differences:

- ------------------------------------------------------------------------------
April 30,                                                      1996      1995
- ------------------------------------------------------------------------------

Current:
  Financial statement accruals, net                        $ 72,000   $113,000
  Inventory reserves and uniform capitalization             150,000    150,000
  Allowances for accounts receivable                         69,000    128,000
                                                           --------   --------
                                                            291,000    391,000
                                                           --------   --------

Non-current:
  Depreciation                                              (11,000)   (82,000)
  Amortization                                               10,000     11,000
  Net operating loss and other tax credits--carryforwards   455,000    113,000
                                                          ---------  ---------
                                                            454,000     42,000
                                                          ---------  ---------
Net deferred tax asset                                      745,000    433,000
Valuation allowance                                        (745,000)  (433,000)
                                                          ---------  ---------
                                                           $      -   $      -
                                                          ---------  ---------
                                                          ---------  ---------

The Company has incurred book and tax losses for the past four years, and currently operations have been adversely affected by marketing and competitive conditions (See Note G). As such, management has concluded that it is more likely than not that the Company will not generate taxable income sufficient to realize the tax benefit associated with future temporary differences and operating loss carryforwards prior to their expiration; therefore, the Company has recorded a full valuation reserve against the deferred tax asset. However, if improvements in operations occur and future taxable income is realized, a reduction in the valuation reserve will be necessary.

For tax purposes, the Company had available, at April 30, 1996, net operating loss carryforwards for regular Federal income tax of approximately $1,068,000 which will expire in the years 2010 and 2011. There were no cash payments for income taxes in 1996, 1995 and 1994. Cash received for income taxes refunded in 1996 was $60,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E--PROFIT SHARING PLAN

Substantially all of the Company's employees participate in a profit-sharing plan. Contributions are determined by the results of operations and can be increased at the discretion of the Board. There were no contributions in 1996, 1995 and 1994.

NOTE F--COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office, warehouse and manufacturing facilities. Several of the leases provide for renewal options ranging from two to five years. The Company generally must pay for property taxes, insurance and maintenance costs related to the properties. Total rental expense for 1996, 1995 and 1994 was approximately $298,000, $315,000, and $317,000, respectively.

The future annual minimum rental commitments for non-cancellable operating leases as of April 30, 1996 are as follows: 1997 through 1998--$297,000, 1999 through 2001--$107,000.

Certain facilities are leased annually for approximately $107,000 from the Chairman of the Company and a member of his family.

LITIGATION: The Company is involved from time to time in legal actions arising in its normal course of operations. The management of the Company believes that the ultimate outcome of any such litigation will not have a material adverse affect on the Company's financial position.

STOCK OPTIONS: During 1992 the Company's Chairman was granted a ten year option to purchase up to 300,000 shares of the Company's stock at the greater of the book or market value of the stock as of the date of exercise. Such option can only be exercised in the event of the following:

 - An individual or entity acquires the Company's common stock to the extent in which they have greater than twenty percent of the total number of outstanding shares of the Company's common stock.

 - An individual or entity makes a tender offer for thirty percent or more of the Company's outstanding common stock.

 - An individual or entity proposes the election of a director or slate of directors opposed to any directors or slate of directors proposed by the management of the Company.

The Chairman may only exercise the option within sixty days following any of the above events.

During the year ended April 30, 1996, the shareholders approved an extension until September 30, 1996 of options granted, to the Company's President and one outside director, to each purchase 40,000 unregistered shares of the Company's common stock for $2.00 per share, a price approximating the fair value of these shares at the dates of grant and extension. Grant of an option to purchase 40,000 unregistered shares of the Company's common stock for $2.00 per share was also approved for another outside director. No options have been exercised, expired or canceled during the year ended April 30, 1996. Total options outstanding, including the option granted to the Company's Chairman above, total 420,000 shares.

NOTE G--FUTURE OPERATIONS

The Company has been adversely affected by marketing and competitive conditions, including short shelf lives and high marketing expense for its computer games, poor results from commercial printing, and uncertainty regarding the future profitability of its start-up magazine. In view of these developments, the Company is exploring strategic business and financial alternatives. These could include, among other things, possible business combinations, disposition of assets or divisions or other similar transactions. No decisions have been reached as to any such alternatives, and satisfactory arrangements are not assured.

NOTE H--SEGMENT INFORMATION

The Company operates in three industry segments: Games, Printing and Publishing. Operating profit (loss) represents net sales less all identifiable operating expenses. General corporate expenses, income taxes and other income or expense are excluded from segment operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       ($000)
                                       1996           1995           1994
                                      -------        -------        ------
Net Sales
  -Games                              $3,395         $4,686         $3,278
  -Printing                            2,521          2,404          2,433
  -Publishing                            602            264              -
                                      -------        -------        ------
     Total                            $6,518         $7,354         $5,711
                                      -------        -------        ------
                                      -------        -------        ------
  Operating (Loss) Profit:
  -Games                              $  369         $  354         $   20
  -Printing                             (593)          (437)            82
  -Publishing                           (226)          (428)           (29)
                                      -------        -------        -------
   Total                                (450)          (511)            73
  General Corporate Expenses, net       (164)          (290)          (247)
  Other income, net                       29             64             75
                                      -------        -------        -------
Loss before income taxes              $ (585)        $ (737)        $  (99)
                                      -------        -------        -------
                                      -------        -------        -------

                                                       ($000)
                                       1996           1995           1994
                                      -------        -------        ------
  Indentifiable Assets:
  -Games                              $2,357         $2,533         $2,678
  -Printing                            1,223          1,623          1,993
  -Publishing                            247            114              -
  General Corporate                    1,729          1,975          3,029
                                      -------        -------        -------
                                      $5,556         $6,245         $6,700
                                      -------        -------        -------
                                      -------        -------        -------
Depreciation and Amortization:
  -Games                              $   50         $   39         $   51
  -Printing                              101            109            140
                                      -------        -------        -------
                                      $  151         $  148         $  191
                                      -------        -------        -------
                                      -------        -------        -------
Capital Expenditures:
  -Games                              $   12         $   29         $   34
  -Printing                                8            439             25
  -Publishing                              -              2              -
                                      -------        -------        -------
                                      $   20         $  470         $   59
                                      -------        -------        -------
                                      -------        -------        -------

Corporate assets consist mainly of cash and cash equivalents, marketable securities and certain other assets.

The Company sells its products in both the United States and foreign countries. Export sales were approximately $561,000 for 1996, $797,000 for 1995, and $549,000 for 1994.

Intersegment sales or transfers were $737,000 for 1996, $956,000 for 1995 and $787,000 for 1994. These sales are not included in the sales shown above. Intersegment sales are accounted for at prices comparable to unaffiliated customer sales. All segments share certain facilities and operate under common management. These expenses are allocated ratably to each segment.
                              ------------------------

CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

A summary of the uaudited consolidated quarterly results of operations for the years ended April 30, 1996 and 1995 is as follows:


                                       Fiscal 1996
                                    Three Months Ended
                        ------------------------------------------------
                        July 31     October 31   January 31     April 30
                        -------     ----------   ----------     --------
                          (Thousands of dollars, except per share data)
Net Sales               $1,535          $1,774       $1,621       $1,588
Gross Profit               392             558          451          417
Net (Loss) Income         (136)              4         (109)        (344)
Net (Loss) Income          (08)              0         (.07)        (.21)
   per Common Share

                                       Fiscal 1995
                                    Three Months Ended
                        ------------------------------------------------
                        July 31     October 31   January 31     April 30
                        -------     ----------   ----------     --------
                          (Thousands of dollars, except per share data)
Net Sales                1,371          $1,819       $2,443       $1,721
Gross Profit               317             682        1,034          243
Net (Loss) Income         (240)            145          (14)        (616)
Net (Loss) Income         (.15)            .09         (.01)        (.38)
   per Common Share

The fourth quarter results for fiscal 1995 reflect adjustments that the Company made as a result of its estimate for customer returns related to computer game sales, a provision for a loss on the sale of idle equipment subsequent to year-end, and an increase in its valuation allowance for deferred income tax assets. These adjustments decreased net income by $334,000 in the fourth quarter of 1995.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors, Monarch Avalon, Inc. and Subsidiary, Baltimore, Maryland.

We have audited the accompanying consolidated statements of financial condition of Monarch Avalon, Inc. and Subsidiary as of April 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monarch Avalon, Inc. and Subsidiary as of April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
- ----------------------------------
Deloitte & Touche LLP
Baltimore, Maryland
July 19, 1996


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          NONE


                                      PART III


          Information required in Part III, Items 9-12 is incorporated by reference to the Company's proxy statement to be filed in connection with the 1996 Annual Meeting of Stockholders.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
          (a) Listing of Exhibits:
                3. (a) The Company's Restated Certificate of Incorporation
                       dated October 14, 1982 (incorporated by reference to Exhibit 3(a) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995.)

                   (b) The Company's Restated and Amended Bylaws dated
                       August 17, 1981 (incorporated by reference to
                       Exhibit 3(b) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995.)

                   (c) Amendment to the Company's Restated and Amended Bylaws
                       (incorporated by reference to Exhibit 3(c) to the Company's 10-K for the year ended April 30, 1986).

                   (d) Amendment to the Company's Restated and Amended Bylaws
                       (incorporated by reference to Exhibit 3(d) to the Company's 10-K for the year ended April 30, 1990).

                   (e) Amendment dated November 6, 1987 to the Company's
                       Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(d) to the Company's 10-Q for the quarter ended October 31, 1987).

               10. (a) Lease Agreement dated July 2, 1973 between the Company as Lessee and A. Eric Dott and Esther J. Dott as Lessors (incorporated by reference to Exhibit 10(a) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995).

                   (b) Lease Renewal and Amendment of Lease Agreement dated
                       July 1, 1983 between the Company and A. Eric Dott and Esther J. Dott, renewing and amending terms of the Lease Agreement in Exhibit 10(a) (incorporated by reference to Exhibit 10(b) to the Company's
                       Form 10-KSB for the fiscal year ended April 30, 1995).

                   (c) Option to Purchase Common Stock dated June 19, 1991
                       issued to A. Eric Dott, Chairman of the Company (incorporated by reference to Exhibit 10(f) to the Company's 10-K for the year ended April 30, 1992).

                   (d) Option to Purchase Common Stock dated July 19, 1994
                       issued to Jackson Y. Dott and Charles C. Baum (incorporated by reference to Exhibit 10(e) to the Company's 10-K for the year ended April 30, 1994).

                   (e) Option to Purchase Common Stock dated April 5, 1995
                       issued to Helen D. Bentley (incorporated by reference to Exhibit 10(e) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995).

                   (f) Formula Stock Option Plan.

               21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Form 10-KSB for the fiscal year ended April 30, 1995).

               27.     Financial Data Schedule

          (b) The Company did not file any report on Form 8-K during the fourth quarter of the year ended April 30, 1996.

                                        SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MONARCH AVALON, INC.



                                        By: /s/ A. ERIC DOTT
                                           ----------------------------
                                           A. Eric Dott, Chairman and Director


DATE: July 29, 1996

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date   July 29, 1996             /s/  JACKSON Y. DOTT
    ----------------------      -----------------------------------------------
                                Jackson Y. Dott, President (Principal Executive
                                  Officer), Treasurer and Director


Date   July 29, 1996             /s/  HELEN DELICH BENTLEY
    ----------------------      -----------------------------------------------
                                Helen Delich Bentley, Director


Date   July 29, 1996             /s/  STEVEN M. SZELELY
    ----------------------      -----------------------------------------------
                                Steven M. Szekely, Executive Vice-President
                                  and Secretary


Date   July 29, 1996             /s/  A. ERIC DOTT
    ----------------------      -----------------------------------------------
                                A. Eric Dott, Chairman and Director


Date   July 29, 1996             /s/  MARSHALL CHADWELL
    ----------------------      -----------------------------------------------
                                Marshall Chadwell, Controller
                                  (Principal Financial Officer)

                                    EXHIBIT INDEX

Exhibit Number                                                   Page
- --------------                                                   ----

    10(f)    --   Formula Stock Option Plan
    27       --   Financial Data Schedule