Form 10QSB
period 1996-07-31
MONARCH AVALON INC
filed 1996-09-16
CIK 202685

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


FOR QUARTER ENDED  JULY 31, 1996                  COMMISSION FILE NO.  0-8512
                  ---------------                                     --------

                              MONARCH AVALON, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          52-1073628
- ----------------------------------------          ----------------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)


 4517 Harford Road, Baltimore, Maryland                        21214
- ----------------------------------------          ----------------------------
(address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code          410-254-9200
                                                  ----------------------------


                              Not applicable
- ------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                       if changed since last report.


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X       NO
                                   -----        -----


As of July 31, 1996, the number of shares outstanding of the issuer's common stock was 1,620,170 shares.


Transitional Small Business Issue Format (check one):   YES           NO   X

                                                            -----        -----

                        PART I.  FINANCIAL INFORMATION


ITEM I. FINANCIAL STATEMENTS


                      MONARCH AVALON, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)



                                                     July 31,       April 30,
                                                       1996           1996
                                                     --------       ---------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                      $1,675,014     $1,966,425
     Investments  (at lower of cost or market)         124,195        124,195
     Accounts receivable, net                          824,770        848,604
     Inventories, net                                2,089,318      1,941,306
     Other current assets                              158,078        117,542
                                                   -----------    -----------
          TOTAL CURRENT ASSETS                       4,871,375      4,998,072


PROPERTY AND EQUIPMENT                               4,664,078      4,645,639
     Less allowance for depreciation                (4,146,068)    (4,112,320)
                                                   ------------   ------------
                                                       518,010        533,319


OTHER ASSETS AND DEFERRED CHARGES                       22,172         24,468
                                                   ------------   ------------
                                                    $5,411,557     $5,555,859
                                                   ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                               $  266,803     $  297,793
     Accrued expenses                                  255,086        228,014
     Deferred subscription revenues                    290,695        253,345
       TOTAL CURRENT LIABILITIES                       812,584        779,152

STOCKHOLDERS' EQUITY

     Preferred Stock--par value $.01 per share:

       Authorized 100,000 shares; no shares issued

     Common Stock--par value $.25 per share:

       Authorized 3,000,000 shares; shares
       issued--2,109,985; shares outstanding
       1,620,170 on July 31, 1996 and
       April 30, 1996                                 527,497         527,497

     Capital surplus                                3,379,063       3,379,063

     Retained earnings                                814,866         992,600
                                                     ----------       --------

                                                    4,721,426        4,899,160

     Treasury stock at par--489,815 shares on
      July 31, 1996 and April 30, 1996               (122,453)        (122,453)
                                                    -----------      -----------

                                                     4,598,973        4,776,707
                                                     ---------        ---------

                                                      $5,411,557    $5,555,859
                                                      ==========    ==========

See notes to Consolidated Financial Statements.

                       MONARCH AVALON, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              Three Months Ended
                                                    July 31,
                                              ------------------
                                              1996           1995
                                              ----           ----
                                   (000's omitted, except per share data)

Net Sales                                    $   1,177    $   1,535

Cost of goods sold                                 940        1,143
                                              --------     ---------

Gross profit                                       237          392

Selling, general and administrative expenses       365          444

Research and development                            92           97
                                               -------      --------

                                                   457          541
                                               -------      --------

Loss before other income and income taxes         (220)        (149)

Other income, net                                   43           13
                                               -------       -------
Loss before income taxes                          (177)         (136)

Provision for Income taxes                           0             0
                                               -------       --------

Net Loss                                      $   (177)    $    (136)
                                              --------     ---------

Loss per share                                $   (.11)    $    (.08)
                                              --------     ---------

Weighted average shares outstanding          1,620,170     1,620,170
                                             =========     =========

See notes to Consolidated Financial Statements.

                          MONARCH AVALON, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                Three Months Ended
                                                      July 31,
                                                ------------------
                                                1996           1995
                                                ----           ----
                                     (000's omitted, except per share data)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                     $(177)       $  (136)

  Adjustments to reconcile net
   loss to net cash used in
   operating activities:

     Depreciation and amortization                 36             109

     Unrealized loss on investments                 0               2

     Changes in accounts receivable,
      inventories, other assets, accounts
      payable, accrued expenses and deferred
      subscription revenue                       (132)           (117)
                                                  ----            ----

    Net cash used in operating activities        (273)           (142)
                                                  ----            ----
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment             (18)            (12)

  Cash proceeds from disposal of property
   and equipment                                    0             100
                                                  ----            ----

  Net cash provided by (used in) investing
   activities                                     (18)             88
                                                  ---             ----

Net decrease in cash and cash equivalents         (291)            (54)

Cash and cash equivalents at beginning
of period                                        1,966           1,628
                                                 -----           -----

Cash and cash equivalents at end of
period                                          $1,675         $1,574
                                                ======         ======

See notes to Consolidated Financial Statements.

                     MONARCH AVALON, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements including Monarch Avalon, Inc. ("Monarch") and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life, Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1996.

NOTE B--ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:


                                     July 31, 1996      April 30, 1996
                                     -------------      --------------
                                            (000's omitted)

Doubtful accounts                         $135               $135

Customer returns                            41                 41
                                          ----               ----

                                          $176               $176
                                          ====               ====

NOTE C--INVENTORIES

For quarterly reporting purposes, Monarch values inventory using both perpetual records and physical counts, while at year-end values are determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                                      July 31, 1996          April 30, 1996
                                      -------------          --------------
                                                (000's omitted)

Raw materials                           $1,001,161             $  910,722

Work in progress                        $  115,938             $  113,756

Finished goods                             972,219                916,828
                                        ----------             ----------

                                        $2,089,318             $1,941,306
                                        ==========             ==========

The above components are shown net of lower of cost of market reserves of $350,000 at July 31, 1996 and April 30, 1996. The Company values its inventories at the lower of cost (first-in, first-out) or market.

ITEM II


                      MONARCH AVALON, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For purposes of this discussion references to "fiscal 1997" are to the fiscal year ending April 30, 1997, and references to "fiscal 1996" are to the fiscal year ended April 30, 1996.


RESULTS OF OPERATIONS

Monarch consists of two divisions, games and printing. Girls' Life, Inc., a wholly-owned subsidiary, publishes a magazine.

Sales of products in the games division, primarily board games and software games designed for use on microcomputers, are somewhat seasonal in nature because of increased retail game sales during the Christmas season, while sales of the Company's other products (envelopes, printing and graphic arts services and Girls' Life-Registered Trademark-magazine) are not seasonal. The timing of new releases of the Company's games also may affect sales in the games division.


RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 1997 AND 1996

Net sales decreased by $358,000 or 23% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Sales in the games division decreased by $255,000 or 32% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 as a result of no new releases of computer games in this quarter of fiscal 1997 compared to the first quarter in 1996 and revised estimates of returns of computer games sold. The sales trend is for new releases to have high volume in the first three months after the release date. Sales in the printing division decreased by $87,000 in the first quarter of fiscal 1997 or 15% from the first quarter of fiscal 1996. Sales of Girls' Life-Registered Trademark-magazine in the first quarter of fiscal 1997 accounted for $127,000 or 11% of total net sales as compared to $145,000 or 9% of total sales for the first quarter of fiscal 1996. Subscriptions and advertising revenues from Girls' Life-Registered Trademark-have continued to increase.

Gross profit decreased by $155,000 or 40% during the first quarter of fiscal 1997. Consolidated gross margin was 20% of net sales during the first quarter of fiscal 1997 as compared to 26% during the first quarter of fiscal 1996. The decrease in gross margin primarily relates to decline in computer game sales. Game sales, particularly computer game sales, carry higher gross margins than printing and magazine sales.

Operating expenses were 39% of net sales in the first quarter of fiscal 1997 as compared to 35% in the first quarter of fiscal 1996. Operating expenses for the first quarter of fiscal 1997 decreased by $84,000 or 16% from the same period in fiscal 1996, primarily because of lower advertising and royalty expenses associated with computer game sales.

Other (expense) income, which consists of interest income, dividends from investments and unrealized losses on investments, was $43,000 which included $25,000 from the sale of a trademark for the first quarter of fiscal 1997 as compared to $13,000 in the first quarter of fiscal 1996. The increase also resulted from higher interest income on cash balances for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1996, the Company had cash and cash equivalents of $1,675,000, a decrease of $291,000 from the amount at April 30, 1996. The decrease resulted from cash used in operations of $273,000 and purchases of equipment in the amount of $18,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 1996, the Company has no debt with third party lenders.

In September 1996, Girls' Life announced a joint venture with Girl Scouts of the U.S.A. that will give it direct access to 920,000 more women and girls. The magazine, which currently sells about 175,000 copies of the bimonthly magazine, will have access to the Girl Scouts' mailing list, which includes 860,000 girls and 60,000 troop leaders.

In view of the potential revenue expected to be generated by Girls' Life and the new computer and board games expected to be released in the coming months, the Company is not currently active in exploring business or financial alternatives such as business combinations, disposal of divisions or other similar transactions.


                       PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS FOR FORM 8-K

(a)  Exhibits

  Number     Description
  ------     -----------
   27        Financial Data Schedule

(b)  Forms 8-K

The Company did not file any reports on Form 8-K during the three months ended July 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MONARCH AVALON, INC.



Date        9/13/96                              /s/ A. Eric Dott
    -------------------------                    ---------------------
                                                 A. Eric Dott
                                                 Chairman of Board
                                                 (Principal Executive Officer)



                                                 /s/ Marshall Chadwell
                                                 ----------------------------
                                                 Marshall Chadwell
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                  Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.          Description
- -----------          -----------


27                   Financial Data Schedule