Form 10-Q
period 1996-10-31
MONARCH AVALON INC
filed 1996-12-16
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                  10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED    OCTOBER 31, 1996        COMMISSION FILE NO. 0-8512
                    ------------------                          --------


                            MONARCH AVALON, INC.
------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


          Delaware                                52-1073628
----------------------------------      -------------------------------
 (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation)


        4517 Harford Road, Baltimore, Maryland                  21214
------------------------------------------------------        ---------
       (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code           410-254-9200
                                                     -------------------

                              Not applicable
------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Check  whether  the issuer (1) has filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ]      NO [   ]

As of October 31, 1996, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.


Transitional Small Business Issue Format (check one): YES [   ] NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       MONARCH AVALON, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                               October 31,    April 30,
                                                  1996          1996
                                               -----------  -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $1,625,398   $1,966,425
   Investments (at lower of cost or market)        124,195      124,195
   Accounts receivable, net                      1,416,100      848,604
   Inventories, net                              2,108,562    1,941,306
   Other current assets                            127,164      117,542
                                                ----------   ----------
           TOTAL CURRENT ASSETS                  5,401,419    4,998,072

PROPERTY AND EQUIPMENT                           4,684,895    4,645,639
   Less allowance for depreciation              (4,179,820)  (4,112,320)
                                                ----------   ----------
                                                   505,075      533,319
OTHER ASSETS AND DEFERRED CHARGES                   23,296       24,468
                                                ----------   ----------
TOTAL ASSETS                                    $5,929,790   $5,555,859
                                                ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $  479,005   $  297,793
   Accrued expenses                                417,177      228,014
   Deferred subscription revenues                  323,634      253,345
                                                ----------   ----------
           TOTAL CURRENT LIABILITIES             1,219,816      779,152

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 200,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820 on October 31, 1996 and
      1,620,170 on April 30, 1996                  527,497      527,497
   Capital surplus                               3,378,363    3,379,063
   Retained earnings                               926,655      992,600
                                                ----------   ----------
                                                 4,832,515    4,899,160
   Treasury stock at par - 490,165 on
      October 31, 1996 and 489,815 on
      April 30, 1996                              (122,541)    (122,453)
                                                ----------   ----------
                                                 4,709,974    4,776,707
                                                ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $5,929,790   $5,555,859
                                                ----------   ----------

See notes to Consolidated Financial Statements.

                        MONARCH AVALON, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended     Six Months Ended
                                    October 31,           October 31,
                                ---------------------------------------

                                 1996       1995       1996       1995
                                 ----       ----       ----       ----

                                 (000's omitted, except per share data)

Net sales                      $ 2,503    $ 1,774    $ 3,680    $ 3,309
Cost of goods sold               1,584      1,216      2,524      2,359
                               -------    -------    -------    -------
Gross profit                       919        558      1,156        950

Selling, general and
  administrative expenses          731        474      1,096        918

Research and development            93         96        186        193
                               -------    -------    -------    -------
   Operating expenses              824        570      1,282      1,111
                               -------    -------    -------    -------

Income (loss) from operations       95        (12)      (126)      (161)

Other income, net                   17         16         60         29
                               -------    -------    -------    -------
Income (loss) before income        112          4       ( 66)      (132)
   taxes
Provision for income taxes           0          0          0          0
                               -------    -------    -------    -------
Net income (loss)                  112          4       ( 66)      (132)
                               -------    -------    -------    -------
Income (loss) per share        $  0.07    $     0    $ (0.04)   $ (0.08)
                               -------    -------    -------    -------

Weighted average shares
  outstanding                 1,619,961  1,620,170  1,620,065  1,620,170
                              ---------  ---------  ---------  ---------

See notes to Consolidated Financial Statements.

                    MONARCH AVALON, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Six Months Ended
                                                      October 31,
                                                   ----------------
                                                  1996             1995
                                                  ----             ----
                                                     (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from operations            $ ( 66)          $ (132)
                                                -------          -------
   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Depreciation and amortization                 72              133
      Unrealized loss on investments                 0                2
      Changes in accounts receivable,
      inventories, other assets, accounts
      payable, accrued expenses and
      deferred subscription revenue               (303)              77
                                                ------           ------
   Net cash used in operating activities          (297)              80
                                                ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment             (43)             (20)
   Cash proceeds from disposal of property
      and equipment                                  0              100
                                                ------           ------
   Net cash provided by (used in)                  (43)              80
      investing activities


CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                      ( 1)               0
                                                ------           ------
   Net cash provided by (used in)                  ( 1)               0
      financing activities

                                                ------           ------
Net decrease in cash and cash equivalents         (341)               0

Cash and cash equivalents at beginning of
   period                                        1,966            1,628
                                                ------           ------
Cash and cash equivalents at end of period      $1,625           $1,788
                                                ------           ------

See notes to Consolidated Financial Statements.

                       MONARCH AVALON, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Avalon, Inc. ("Monarch") and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1996.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                              October 31, 1996    April 30, 1996
                              ----------------    --------------
                                         (000's omitted)

Doubtful accounts                    $135                  $135
Customer returns                      172                    41
                                     ----                  ----
                                     $307                  $176
NOTE C - INVENTORIES

For  quarterly  reporting  purposes, Monarch  values  inventory  using   both
perpetual  records  and  physical  counts,  while  at  year-end  values   are
determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                              October 31,1996        April 30, 1996
                              ---------------        --------------
                                        (000's omitted)

Raw materials                    $ 1,042               $  910
Work in progress                      32                  114
Finished goods                     1,035                  917
                                 -------               ------
                                 $ 2,109               $1,941

The above components are shown net of lower of cost of market reserves of $350,000 at October 31, 1996 and April 30, 1996. The Company values its inventories at the lower of cost (first-in, first-out) or market.

ITEM II              MONARCH AVALON, INC. AND SUBSIDIARY

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to "fiscal 1997" are to the fiscal year ending April 30, 1997, and references to "fiscal 1996" are to the fiscal year ended April 30, 1996.

RESULTS OF OPERATIONS

Monarch consists of two divisions, games and printing. Girls' Life, Inc. , a wholly-owned subsidiary, publishes a magazine.

Sales of products in the games division, primarily board games and software games designed for use on microcomputers, are somewhat seasonal in nature because of increased retail game sales during the Christmas season, while sales of the Company's other products (envelopes, printing and graphic arts services and Girls' Life magazine) are not seasonal. The timing of new releases of the Company's games also may affect sales in the game division.

RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 1997 AND 1996

Net sales increased by $729,000 or 41% in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. Sales in the games division increased by $465,000 or 50% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 as a result of the increase in the number of new releases of computer games in the second quarter of fiscal 1997 compared to the second quarter in 1996. The allowance for customer returns was increased by $131,000 for the quarter because of the new releases sold. Sales in the printing division increased by $69,000 in the second quarter of fiscal 1997 or 10% from the first quarter of fiscal 1996. Sales of Girls' Life magazine in the second quarter of fiscal 1997 accounted for $353,000 or 14% of total net sales as compared to $159,000 or 10% of total sales for the second quarter of fiscal 1996. Subscriptions, newstand sales and advertising revenues from Girls' Life have continued to increase.

Gross profit increased by $361,000 or 65% during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. Consolidated gross margin was 37% of net sales during the second quarter of fiscal 1997 as compared to 31% during the second quarter of fiscal 1996. The increase in gross margin primarily relates to the increase in computer game sales.

Operating expenses were 33% of net sales in the second quarter of fiscal 1997 as comparted to 32% in the second quarter of fiscal 1996. Operating expenses for the second quarter of fiscal 1997 increased by $254,000 or 45% from the same period in fiscal 1996, primarily because of higher advertising expenses associated with computer game sales and higher promotional costs for Girls' Life magazine.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 1997 AND 1996


Net sales increased by $371,000 or 11% in the six months ended October 31, 1996 as compared to the same period in fiscal 1996. Sales in the game division for the first six months of fiscal 1997 increased by $210,000 or 12% compared to the same period in fiscal 1996 as a result of new computer game releases in the first and second quarters of fiscal 1997. Sales in the printing division for the first six months of fiscal 1997 decreased by $18,000 or 1% from the same period in fiscal 1996. Sales of Girls' Life magazine of $480,000 in the six months ended October 31, 1996 accounted for 13% of total net sales during the period, compared to $302,000 or 9% for the same period in fiscal year 1996.

Gross profit increased by $206,000 or 22% during the first six months of fiscal 1997 compared to the same period in fiscal 1996. Consolidated gross margin was 31% of net sales during the six month period ended October 31, 1996 as compared to 29% for the same period during fiscal 1996. The increase in gross margin primarily related to increases in game sales overall, which carry higher gross margins than printing sales.

Operating expenses increased $171,000 or 15% for the first six months of fiscal 1997 as compared to the same period in fiscal 1996. Operating expenses represented 35% and 34% of net sales for the six months ended October 31, 1996 and 1995, respectively. The increase in operating expenses primarily relates to higher advertising expenses associated with computer games sales and higher promotional costs for Girls' Life magazine.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company has cash and cash equivalents of approximately $1,625,000, a decrease of $341,000 from the amount at April 30, 1996. The decrease resulted from cash used in operations of $297,000, purchases of equipment in the amount of $43,000 and the purchase of treasury stock in the amount of $1,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 1996, the Company has no debt with third party lenders.

                           PART II. OTHER INFORMATION



ITEMS 1 THROUGH 3 AND 5
NONE / NOT APPLICABLE


Item 4.   Submission of Matters to a Vote of Security Holders.


         The annual meeting of stockholders was held on October 4, 1996.

         Results of the voting on the election of directors:

Directors                       FOR                    WITHHELD
---------                       ---                    --------

A. Eric Dott                 1,111,460                  45,718
David F. Gonano              1,111,610                  45,568
Jackson Y. Dott              1,157,178                       0
Helen Delich Bentley         1,110,235                  46,943




         Results of the voting on grant of stock options to Helen Delich Bentley, David F. Gonano and Jackson Y. Dott:

                       FOR                 AGAINST              WITHHELD
                       ---                 -------              --------

                     900,983               114,674                1,760

          Results of the voting on the ratification of the appointment of Deloitte & Touche LLP as the independent accountants for the fiscal year ending April 30, 1997:

                       FOR                 AGAINST              WITHHELD
                       ---                 -------              --------

                    1,151,725               47,653                1,760

         There were no broker non-votes on these matters.

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)          Exhibits

             Number                 Description
             ------                 -----------

             27.                     Financial Data Schedule

(b)          Reports on Form 8-K

             No reports have been filed on Form 8-K during this quarter.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MONARCH AVALON, INC.




Date     12/16/96                     By  /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chariman of the Board




Date     12/16/96                         /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chairman of the Board
                                          (Principal Executive Officer)




Date     12/16/96                         /s/ Marshall Chadwell
                                          -----------------------------
                                          Marshall Chadwell
                                          Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)