Form 10-Q
period 1997-01-31
MONARCH AVALON INC
filed 1997-03-14
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                  10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED    JANUARY 31, 1997        COMMISSION FILE NO. 0-8512
                    ------------------                          --------


                            MONARCH AVALON, INC.
------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


          Delaware                                52-1073628
----------------------------------     ---------------------------------
 (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation)


        4517 Harford Road, Baltimore, Maryland                  21214
------------------------------------------------------        ----------
       (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code           410-254-9200
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

                              YES [ X ]      NO [   ]

As of January 31, 1997, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.


Transitional Small Business Issue Format (check one): YES [   ] NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       MONARCH AVALON, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                               January 31,    April 30,
                                                  1997          1996
                                               -----------  -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $2,013,623   $1,966,425
   Investments (at lower of cost or market)        127,500      124,195
   Accounts receivable, net                      1,416,160      848,604
   Inventories, net                              2,238,369    1,941,306
   Other current assets                             98,128      117,542
                                                ----------   ----------
           TOTAL CURRENT ASSETS                  5,893,780    4,998,072

PROPERTY AND EQUIPMENT                           4,765,863    4,645,639
   Less allowance for depreciation              (4,213,570)  (4,112,320)
                                                ----------   ----------
                                                   552,293      533,319
OTHER ASSETS AND DEFERRED CHARGES                   16,568       24,468
                                                ----------   ----------
TOTAL ASSETS                                    $6,462,641   $5,555,859
                                                ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $  292,760   $  297,793
   Accrued expenses                                468,273      228,014
   Deferred subscription revenues                  658,706      253,345
                                                ----------   ----------
           TOTAL CURRENT LIABILITIES             1,419,739      779,152

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 200,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820 on January 31, 1997 and
      1,620,170 on April 30, 1996                  527,497      527,497
   Capital surplus                               3,378,363    3,379,063
   Retained earnings                             1,259,583      992,600
                                                ----------   ----------
                                                 5,165,443    4,899,160
   Treasury stock at par - 490,165 on
      January 31, 1997 and 489,815 on
      April 30, 1996                              (122,541)    (122,453)
                                                ----------   ----------
                                                 5,042,902    4,776,707
                                                ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $6,462,641   $5,555,859
                                                ----------   ----------

See notes to Consolidated Financial Statements.

                        MONARCH AVALON, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended    Nine Months Ended
                                    January 31,           January 31,
                                ---------------------------------------

                                 1997       1996       1997       1996
                                 ----       ----       ----       ----

                                 (000's omitted, except per share data)

Net sales                      $ 2,315    $ 1,621    $ 5,995    $ 4,930
Cost of goods sold               1,210      1,170      3,734      3,529
                               -------    -------    -------    -------
Gross profit                     1,105        451      2,261      1,401

Selling, general and
  administrative expenses          700        462      1,796      1,380

Research and development           108         92        294        285
                               -------    -------    -------    -------
   Operating expenses              808        554      2,090      1,665
                               -------    -------    -------    -------

Income (loss) from operations      297       (103)       171       (264)

Other income, net                   36         (6)        96         23
                               -------    -------    -------    -------
Income (loss) before income        333       (109)       267       (241)
   taxes
Provision for income taxes           0          0          0          0
                               -------    -------    -------    -------
Net income (loss)                  333       (109)       267       (241)
                               -------    -------    -------    -------
Income (loss) per share        $  0.21    $ (0.07)   $  0.16    $ (0.15)
                               -------    -------    -------    -------

Weighted average shares
  outstanding                 1,619,820  1,620,170  1,619,995  1,620,170
                              ---------  ---------  ---------  ---------

See notes to Consolidated Financial Statements.

                    MONARCH AVALON, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Nine Months Ended
                                                        January 31,
                                                    -----------------
                                                  1997             1996
                                                  ----             ----
                                                     (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from operations            $  267           $ (241)
                                                -------          -------
   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Depreciation and amortization                115              156
      Unrealized loss (gain) on investments        ( 3)              27
      Changes in accounts receivable,
      inventories, other assets, accounts
      payable, accrued expenses and
      deferred subscription revenue               (204)             387
                                                ------           ------
   Net cash used in operating activities           175              329
                                                ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment            (126)             (12)
   Cash proceeds from disposal of property
      and equipment                                  0              100
                                                ------           ------
   Net cash provided by (used in)                 (126)              88
      investing activities


CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                      ( 1)               0
                                                ------           ------
   Net cash provided by (used in)                  ( 1)               0
      financing activities

                                                ------           ------
Net increase in cash and cash equivalents           48              417

Cash and cash equivalents at beginning of
   period                                        1,966            1,628
                                                ------           ------
Cash and cash equivalents at end of period      $2,014           $2,045
                                                ------           ------

See notes to Consolidated Financial Statements.

                       MONARCH AVALON, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Avalon, Inc. ("Monarch") and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the nine months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1996.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                              January 31, 1997          April 30, 1996
                               ---------------     -------------
                                         (000's omitted)

Doubtful accounts                    $135                  $135
Customer returns                      172                    41
                                     ----                  ----
                                     $307                  $176
NOTE C - INVENTORIES

For  quarterly  reporting  purposes, Monarch  values  inventory  using   both
perpetual  records  and  physical  counts,  while  at  year-end  values   are
determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                              January 31,1997        April 30, 1996
                              ---------------        --------------
                                        (000's omitted)

Raw materials                    $1,039                $  910
Work in progress                     74                   114
Finished goods                    1,125                   917
                                 ------                ------
                                 $2,238                $1,941

The above components are shown net of lower of cost of market reserves of $350,000 at January 31, 1997 and April 30, 1996. The Company values its inventories at the lower of cost (first-in, first-out) or market.

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

RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 1997 AND 1996

Net sales increased by $694,000 or 43% in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. Sales in the games division increased by $403,000 or 42% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 as a result of the increase in the number of new releases of computer games in the third quarter of fiscal 1997 compared to the third quarter in 1996. Sales in the printing division increased by $204,000 in the third quarter of fiscal 1997 or 37% from the third quarter of fiscal 1996. Sales of Girls' Life magazine in the third quarter of fiscal 1997 accounted for $190,000 or 8% of total net sales as compared to $103,000 or 6% of total sales for the third quarter of fiscal 1996. Subscriptions, newstand sales and advertising revenues from Girls' Life have continued to increase.

Gross profit increased by $654,000 or 145% during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Consolidated gross margin was 48% of net sales during the third quarter of fiscal 1997 as compared to 28% during the third quarter of fiscal 1996. The increase in gross margin primarily relates to the increase in computer game sales.

Operating expenses were 35% of net sales in the third quarter of fiscal 1997 as comparted to 34% in the third quarter of fiscal 1996. Operating expenses for the third quarter of fiscal 1997 increased by $254,000 or 46% from the same period in fiscal 1996, primarily because of higher advertising expenses associated with computer games sales and higher promotional costs for Girls' Life magazine.

RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 1997 AND 1996


Net sales increased by $1,065,000 or 22% in the nine months ended January 31, 1997 as compared to the same period in fiscal 1996. Sales in the game division for the first nine months of fiscal 1997 increased by $613,000 or 23% compared to the same period in fiscal 1996 as a result of new computer game releases in the first nine months of fiscal 1997. Sales in the printing division for the first nine months of fiscal 1997 increased by $186,000 or 10% from the same period in fiscal 1996. Sales of Girls' Life magazine totaling $669,000, accounted for 11% of total sales in the nine month period ended January 31, 1997 compared to $405,000 or 7% for the same period in fiscal year 1996.

Gross profit increased by $860,000 or 61% during the first nine months of fiscal 1997 compared to the same period in fiscal 1996. Consolidated gross margin was 38% of net sales during the nine month period ended January 31, 1997 as compared to 29% for the same period during fiscal 1996. The increase in gross margin primarily related to increases in game sales overall, which carry higher gross margins than printing sales.

Operating expenses increased $425,000 or 25% for the first nine months of fiscal 1997 as compared to the same period in fiscal 1996. Operating expenses represented 35% and 34% of net sales for the nine months ended January 31, 1997 and 1996, respectively. The increase in operating expenses primarily relates to higher advertising expenses associated with computer games sales and higher promotional costs for Girls' Life magazine.

No provision was made for income taxes for the first nine months of fiscal 1997 since net operating tax loss carryforwards from prior years would be used to offset taxable income for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company has cash and cash equivalents of approximately $2,014,000, a increase of $48,000 from the amount at April 30, 1996. This increase resulted from cash provided by operations of $175,000 less purchases of equipment in the amount of $126,000 and the purchase of treasury stock in the amount of $1,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At January 31, 1997, the Company has no debt with third party lenders.

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




                                          MONARCH AVALON, INC.




Date     03/14/97                     By  /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chariman of the Board




Date     03/14/97                         /s/ Marshall Chadwell
                                          -----------------------------
                                          Marshall Chadwell
                                          Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)