Form 10KSB
period 1997-04-30
MONARCH AVALON INC
filed 1997-07-30
CIK 202685

SECURITES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------
                               FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 1997   Commission File No. 0-8512
                          ----------------------

                             MONARCH AVALON, INC.
               (Name of small business issuer in its charter)

           DELAWARE                410-254-9200           52-1073628
(State or other jurisdiction   (Issuer's telephone    (I.R.S. Employer
    of incorporation or         number, including    Identification No.)
       organization)               area code)

                 4517 Harford Road                       21214
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [ X ]

     The issuer's revenues for the fiscal year ended April 30, 1997 are $7,863,639.

     As of July 15, 1997, the aggregate market value of the Issuer's common stock held by non-affiliates was $2,134,993.

      As of July 15, 1997, the number of shares outstanding of the Issuer's common stock was 1,619,820.


		-------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held October 3, 1997 are incorporated by reference into Part III.

     Transitional small business disclosure format (check one):
                    Yes [   ]        No [ X ]

                                PART I

Item 1.   DESCRIPTION OF BUSINESS


(a) General Development of Business
Monarch Avalon, Inc. (the "Company") was incorporated in Delaware on December 20, 1976. On December 14, 1993, the Company incorporated a subsidiary, Girls'
Life, Inc. in Maryland.   On March 12, 1997, the Company incorporated an
additional subsidiary, Creampuffs, Inc. in Maryland. There was no business transacted by Creampuffs, Inc. for the year ending April 30, 1997.

In September 1996 the Company announced a joint venture with the Girl Scouts of the U.S.A. that gave the Company direct access to the Girl Scouts' mailing list, which includes 860,000 girls and 60,000 adult troop leaders.

The Company also announced in September 1996 that in view of the potential revenue expected to be generated by Girls' Life magazine and new computer and board games to be released in the coming months, the Company was no longer active in exploring business or financial alternatives such as business combinations, disposal of divisions or other similar transactions.

(b) Financial Information About Industry Segments
See Note G "Segment Information" in the Notes to Consolidated Financial Statements in Part II, Item 7 below.

(c) Narrative Description of Business
Principal Products
The Company operated in three business segments during fiscal 1997: games, printing and publishing. All segments share certain facilities and operate under common management. The games segment develops, manufactures and markets a wide variety of strategy, sports and family-oriented board games, as well as a line of software games designed for use on microcomputers. The games segment contributed $3,950,000 in net sales or approximately 50% of the Company's total revenue in 1997.

Monarch Services, the printing segment, provides commercial printing and graphic arts services to a wide range of business customers and manufactures envelopes. Monarch Services also serves as the production facility for the games segment, producing printed materials and boxes for games. Interdivision sales or transfers are accounted for at prices comparable to unaffiliated customer sales. The printing segment contributed $2,734,000 in net sales or approximately 35% of the Company's total revenue in 1997.

Girls' Life, Inc. publishes a magazine for young girls ages seven to fourteen. The magazine, Girls' Life, was launched in August 1994. It is a bi-monthly publication but the magazine may eventually be published monthly. The publishing segment contributed $1,180,000 in net sales or approximately 15% of the Company's total revenue in 1997.

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

The Company's sports and family-oriented board games are also designed for use by the teenage and adult recreational market. The Company entered this portion of the games market in the mid 1960's and expanded through the acquisition of the Sports Illustrated Games Division from Time, Inc. and through the internal development of new games.The Company markets a variety of games including games of mass-market appeal, and wargame simulations.

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

The Company re-entered the computer game market during fiscal year 1994 with two new releases late in the fourth quarter. Computer games sales accounted for approximately 46% of total game sales for fiscal 1997.

Research and Product Development
Research and product development are essential aspects of the Company's game business. The Company has an ongoing program for the development of new games and the modification of existing games. The Company also regularly receives ideas for games from outside creative sources, and from time to time purchases rights to existing games from other companies in the games business. In most cases, the Company enters into an agreement requiring it to make payments of royalties based on game sales. The cost of research and development for fiscal 1997 was approximately $394,000 and approximately $367,000 for fiscal 1996. These costs were charged to operations as incurred. See Statements of Operations and "Management's Discussion and Analysis or Plan of Operation" in
Part II, Items 7 and 6, respectively, below.

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

Monarch Services is also the production arm for the games segment. It designs the graphics for and prints all of the Company's games, and manufactures the boxes in which the games are sold. During fiscal 1997 game production accounted for more than 22% of Monarch Services' revenues on an interdivision basis. The loss of game production would have a material adverse effect on Monarch Services' revenues.

Publishing Segment
GIRLS' LIFE
Girls' Life is intended to be an intelligent, non-condescending and easily readable magazine targeted to girls ages seven to fourteen. The philosophy behind the graphic representation and every article presented is that girls are important, independent, and intelligent people with opinions of their own. These articles seek to reinforce that message and inspire confidence in a girl's thoughts, opinions, and feelings. Editorial material is created by the magazine's staff as well as through outside writers.

Marketing
The Company's games are marketed in the United States and abroad. In the United
States, board games are primarily sold to toy jobbers, toy stores, department stores, large retail chains and book stores. The Company's line of games for personal computers is sold primarily to software wholesalers and computer stores which sell both hardware and software. Except for certain direct order sales to consumers, all United States sales are made through sales representative organizations which are paid on a commission basis. In fiscal 1997 and 1996, games sales to the Company's ten largest United States customers accounted for approximately 47% and 39%, respectively, of total game sales. Two customers of computer games accounted for approximately 11% and 10%, respectively, of total net sales in 1997.

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

Girls' Life is sold by subscription and on the newsstand. Subscriptions are sold by direct-mail solicitation, insert cards and other traditional sources. Newsstand copies are distributed internationally by Warner Publisher Services.

Foreign Operations; Export Sales
Sales of games abroad are made to independent distributors located in various countries. Export sales were $466,000 for fiscal 1997, $561,000 for fiscal 1996 and $797,000 for fiscal 1995. The following table shows for each of the Company's last three fiscal years, export sales of its games and magazine to the Company's four largest foreign markets.


                                      Sales (in dollars)
     Region                       1997          1996         1995
     --------------------------------------------------------------
     Japan                    $  10,100     $  21,900     $  50,000
     Canada                     143,000       102,300       153,900
     United Kingdom             106,400       222,000       402,300
     Australia                   68,200        55,100        72,200

Seasonality; Customer Financing Terms
The Company's games business is somewhat seasonal in nature because of increased retail game sales during the Christmas season. Sales are highest during the periods August through October when retailers purchase stock for that season, and February through April when large customers take deliveries in order to take advantage of discounts and payment terms offered by the Company for volume purchases on an "early buy" basis. The early purchase program, which is a common industry practice, together with the need to maintain an inventory of finished games in order to satisfy reorder requests quickly, results in a substantial working capital requirement. To date, the Company has met this requirement through the internal generation of funds. See "Management's Discussion and Analysis or Plan of Operation" Item 6, below.



The Company's printing and publishing businesses are not seasonal in nature.

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

Competition in the magazine industry is intense with numerous other publishers and retailers, as well as other media, competing for readers and advertising revenue. The Company considers the primary competitive factors to be the underlying philosophy of Girls' Life and the market segment being served.

Raw Materials
The principal raw materials used by the Company are finished paper, paperboard and ink. The Company generally purchases its requirements for each of these items from single sources, but the Company believes there are, at present, numerous sources from which its requirements could be met.

Employees



At April 30, 1997, the Company employed approximately 105 full time personnel, including 17 executive and administrative personnel, 12 research and development personnel and 76 production personnel. None of the Company's employees are represented by a union.

Item 2. DESCRIPTION OF PROPERTY
The Company leases property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains the Company's offices as well as its printing plant. The property is leased through
1999 .

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

See "Certain Transactions" in the proxy statement of the Company for the 1997 Annual Meeting of Stockholders and Note F of Notes to Consolidated Financial Statements included in Part II, Item 7, below.

Item 3. LEGAL PROCEEDINGS
Companies in the game and publishing industries are, in the ordinary course of business, made the subject of actions alleging copyright infringement and other actions. Such actions may allege large damages. The Company has, on an infrequent basis, had such claims made against it. No claims which would impact the financial statements materially are outstanding at April 30, 1997.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
	      NONE

		                      PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Common Stock Market Prices and Dividends

The Company's common stock is traded on the Nasdaq National Market under the symbol MAHI. The number of stockholders of record on July 15, 1997 was 623.

High and low closing sale prices for the last two years as reported on the Nasdaq National Market were:

			       Fiscal 1997
Fiscal 1996
Quarter                   Price                      Price
Ended                High        Low	           High
Low
                     -------     -------        -------     -------
July 31              2-1/4       1-3/8          2-13/16     1-5/8
October 31           2-1/16      1-5/8          2-13/16     1-7/8
January 31           2-7/16      2              2-1/8       1-1/2
April 30             2-5/8       2-1/4          2           1-1/2

Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The Company has not paid any cash dividends since April 1987. Although the board of directors will continue to review the Company's profitability with respect to the resumption of dividends, there can be no assurance as to the timing or amount of any future dividends.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS 1995 THROUGH 1997
Sales increased $1,345,000 or 21% in 1997 from 1996. The increase relates primarily to game sales which increased $555,000 or 16% in 1997 from 1996 due to new computer game releases and Girls' Life sales which increased $578,000 or
96% in 1997 from 1996 due to increased subscriptions and advertising revenue. Computer game sales increased $790,000 or 79% in 1997 from 1996. Board game sales decreased $235,000 or 11% in 1997 from 1996. Printing sales increased $212,000 or 8% from 1996 related sales. The allowance for return of computer games at the end of fiscal 1997 was increased $73,000 to account for estimates of games returned or to be returned that relate to the increased volume in sales of computer games.

In 1996 sales decreased $836,000 or 11% from 1995. The decrease related primarily to game sales which decreased $1,291,000 or 28% in 1996 from 1995. Computer game sales decreased $1,610,000 or 66% in 1996 from 1995 due to fewer computer game releases coupled with the shorter shelf lives of computer games. Board game sales increased $319,000 or 13% in 1996 from 1995. Printing sales increased $117,000 or 5% from 1995 related sales. Girls' Life sales of $602,000 accounted for 9% of total net sales for fiscal 1996. Girls' Life sales increased $338,000 or 128% in 1996 from 1995. The increase is due to increased subscription and advertising revenues. The allowance for doubtful accounts at the end of fiscal 1996 was increased $50,000 to account for estimates of uncollectible amounts related to the increased volume in sales of the magazine.

Foreign sales decreased $95,000 or 17% and $236,000 or 30% in 1997 and 1996, respectively. The decreases in foreign sales in 1997 relates primarily to lower sales by an exclusive dealer in the UK and for 1996, the lack of new games releases during the year.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
            (Continued)

Cost of goods sold as a percent of sales was 66% in 1997, 72% in 1996 and 69% in 1995. The decrease in 1997 was primarily due to the increase in publishing sales as a percentage of total sales from 9% in 1996 to 14% in 1997. The decrease was also due to the increase in game sales which increased $555,000 or
16% in 1997 from 1996. Game sales, especially computer game sales, carry higher gross margins than printing sales. Printing sales continued to carry low margins as a result of competitive market prices and increases in paper prices during most of fiscal year 1997. Girls' Life revenues covered its costs to publish by $260,000 in 1997 but failed to cover its cost to publish by $14,000 in 1996 and $193,000 in 1995. Expenditures on promotions and advertising were increased in 1997 to increase Girls' Life's subscription and distribution base.
Revenues from advertisers continued to increase.



Selling, general and administrative expenses as a percentage of sales were 30% in 1997, 32% in 1996, and 34% in 1995. The increase in 1997 of $260,000 is principally due to the increase in selling, general and administrative expenses in royalty and advertising expenses in the game sales segment due to increased sales of computer games and promotional costs of $125,000 for Girls' Life to increase its subscription base. The decrease in 1996 of $470,000 was principally due to the decrease in selling, general and administrative expenses in royalty and advertising expenses in the game sales segment due to decreased sales of computer games and fewer new releases which typically generate royalty expenses.

Research and development expenses increased $27,000 in 1997, and decreased $175,000 in 1996. The increase in 1997 is due to the Increase in research and development costs associated with the release of new computer games during the year. The decrease in 1996 is due to the decrease in research and development costs associated with startup costs for the Girls' Life magazine from $177,000 which occurred in 1995.

Other income increased $186,000 and decreased $35,000 in 1997 and 1996, respectively. The 1997 increase was primarily due to unrealized gains attributed to marketable securities, a gain on the sale of property and other miscellaneous items. The 1996 decrease was primarily due to unrealized losses attributed to marketable securities and drops in interest rates which adversely affected interest income on cash balances held.

In 1995, a deferred income tax expense was provided as management of the Company concluded it is more likely than not that the Company will not generate taxable income sufficient to realize the tax benefit associated with future temporary differences and operating loss carryforwards prior to their expiration and therefore recorded a full valuation reserve against its deferred tax asset. Based on the continued losses in fiscal 1996 and the net operating loss carryforward at April 30, 1997, management's conclusion as to the future realization of net deferred tax assets remains unchanged at April 30, 1997.

Benefits for current income taxes of $45,000 have been recorded in 1995 as a result of carrying back net operating losses generated, to years in which income taxes have been paid. No provision (benefit) for current income taxes has been recorded for fiscal years 1997 and 1996.

LIQUIDITY AND SOURCES OF CAPITAL
Cash and cash equivalents increased $165,000 in fiscal 1997 to $2,131,000, and increased $339,000 in 1996. The increase in 1997 is principally the result of cash provided by Other Income items. The increase in 1996 was principally the result of cash provided by operations and proceeds from the sale of equipment.
During 1997 and 1996, the Company maintained an average balance for certificates of deposit and treasury bills of approximately $1,510,000 and $1,375,000, respectively.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
            (Continued)

The Company leases its office, warehouse, and manufacturing facilities under non-cancellable operating leases. Annual commitments under these leases at April 30, 1997 are as follows: 1997 through 1998 - $298,000, 1999 and beyond - $107,000. Certain of these leases are with the Company's Chairman and a member of his family.

At April 30, 1997, the Company has no debt with third-party lenders.

During July 1997, cash and cash equivalents ranged from approximately $2.0 million to $2.3 million and was approximately $2.1 million at July 25, 1997. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

IMPACT OF INFLATION AND CHANGING PRICES
Due to the highly competitive nature of the industry segments in which the Company operates, increased costs were unable to be fully passed on to customers in the three year period ended April 30, 1997.

Charges to depreciation represent the allocation of historical costs over past years, and are significantly less than if they were based on the consumption of current cost of productive assets. Assets replaced in future years will be replaced at significantly higher costs but replacements are expected to produce economies in production.

Item 7.     FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition

------------------------------------------------------------------------
April 30,                                          1997           1996
------------------------------------------------------------------------
                                                     (000's Omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $2,131         $1,966
   Marketable securities, at fair value              148            124
   Accounts receivable, net                        1,213            849
   Inventories, less allowance for
       obsolescence (1997 and 1996
       - $350,000)
      Raw materials and component parts              752            911
      Work in progress                               112            114
      Finished goods                               1,206            916
                                                     ---------------------
                                                   2,070          1,941
   Prepaid expenses                                  134            118
                                                  ---------------------
                   TOTAL CURRENT ASSETS             5,696          4,998


PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and
      fixtures                                     4,189          4,339
   Leasehold improvements                            305            306
   Accumulated depreciation                       (3,921)        (4,112)
                                                  ---------------------
                                                     573            533
                                                  ---------------------
INTANGIBLE ASSETS-NET                                 43             25
                                                  ---------------------
                                                  $6,312         $5,556
                                                  =====================

                                                       (000's Omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY                                CURRENT
LIABILITIES
   Accounts payable                                 $  459        $  298
   Accrued expenses                                    281           228
   Deferred subscription revenue                       617           253
                                                    --------------------
                   TOTAL CURRENT LIABILITIES          1,357           779
                                                     --------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock-par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock-par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985: shares outstanding
      1,619,820 on April 30, 1997 and
      1,620,170 on April 30, 1996                     527           527
   Capital surplus                                  3,378         3,379
   Retained earnings                                1,172           993
                                                   --------------------
                                                    5,077         4,899
   Treasury stock at par - 490,165 on April
      30, 1997 and 489,815 on April 30, 1996         (122)         (122)
                                                   --------------------
                                                    4,955         4,777
                                                   --------------------
                                                   $6,312        $5,556
                                                   ====================

See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
------------------------------------------------------------------------
Year Ended April 30,                     1997         1996         1995
------------------------------------------------------------------------
                                                (000's Omitted)


Net Sales - games                      $3,950       $3,395       $4,686
    - printing and envelope
         manufacturing                  2,734        2,522        2,404
    - publishing                        1,180          602          265
                                   -------------------------------------
                                        7,864        6,519        7,355

Cost of goods sold - games              1,768        1,669        2,331
    - printing and envelope
         manufacturing                  2,492        2,416        2,290
    - publishing                          920          616          458
                                   -------------------------------------
                                        5,180        4,701        5,079
                                   -------------------------------------

Gross profit                            2,684        1,818        2,276
                                   -------------------------------------
Selling, general and
   administrative expenses              2,325        2,064        2,534

Research and development                  394          367          543
                                   -------------------------------------
     Operating expenses                 2,719        2,431        3,077
                                   -------------------------------------
Loss from operations                      (35)        (613)        (801)
                                     -------------------------------------
Other:
   Investment income                       71           65           86
   Unrealized gain (loss) on
     marketable securities                 24          (37)         (22)
   Gain on sale of building                67            0            0
   Other                                   52            0            0
                                   -------------------------------------
                                          214           28           64
                                   -------------------------------------
Income (loss) before income taxes         179         (585)        (737)
                                   -------------------------------------
Benefit (provision) for income
   taxes
      Current                               0            0           45
      Deferred                              0            0          (32)
                                   -------------------------------------
                                            0            0           13
                                   -------------------------------------
Net income (loss)                      $  179       $ (585)      $ (724)
                                   =====================================
Income (loss) per share                $  .11       $ (.36)      $ (.45)
                                   =====================================
Weighted average number of
     shares outstanding             1,619,848    1,620,170    1,626,118
                                   =====================================


See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity
                   (000's omitted, except shares outstanding data)


                                                               Total
              Shares     Common Capital  Retained  Treasury Stockolders'
            Outstanding  Stock  Surplus  Earnings   Stock      Equity
           -----------  ------  -------  --------  --------  ----------
Balance
May 1, 1994    1,642,170   $ 527   $ 3,437  $ 2,302   $ (117)   $6,149

Purchase of
 Stock for
 Treasury        (22,000)              (58)               (5)     (63)

Net Loss-1995                                  (724)             (724)
           -------------------------------------------------------------
Balance
April 30, 1995 1,620,170     527      3,379   1,578     (122)   5,362

Net Loss-1996                                  (585)             (585)
                 -------------------------------------------------------
Balance
April 30, 1996 1,620,170     527      3,379     993     (122)    4,777

Purchase of
 Stock for
 Treasury           (350)              (1)                         (1)

Net Income-1997                                 179                179
                 -------------------------------------------------------
Balance
April 30, 1997  1,619,820   $ 527   $ 3,378  $ 1,172  $ (122)  $ 4,955
              ==========================================================

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
------------------------------------------------------------------------
Year Ended April 30,                            1997     1996     1995
------------------------------------------------------------------------
                                                    (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $   179    $( 585)  $( 724)
  Adjustments to reconcile net income         --------------------------
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation                                135       135      132
     Amortization                                 14        15       15
     (Loss) Gain on disposal of property
        and equipment                          (  66)    (   9)      58
     (Decrease) increase in accounts
        receivable allowances                    157     ( 152)     273
     Inventory write-off                          90         0        0
     Provision for deferred income taxes           0         0       32
     Unrealized (gain) loss on marketable      (  24)       37       22
        securities
   Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
        Accounts receivable, gross             ( 521)      647     (680)
        Inventories                            ( 219)      196       73
        Refundable income taxes                    0        60     ( 45)
        Prepaid expenses                       (  16)        9     ( 32)
     Increase (decrease) in operating
        liabilities:
        Accounts payable                         161     (  74)      88
        Accrued expenses                          53     ( 131)     121
        Deferred subscription revenue            364       101      153
                                               -------------------------
Total adjustments                                128       834      210
                                               -------------------------
   Total cash provided by (used in) operating
      activities                                 307       249     (514)
                                               -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          ( 188)    (  16)    (462)
  Purchases of intangible assets               (  32)    (   3)    (  7)
  Cash proceeds from disposal of property
     and equipment                                79       109        0
                                               -------------------------
    Total cash (used in) provided by
       investing activities                    ( 141)       89     (469)
                                               -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of stock for treasury             (   1)        0     ( 63)
                                               -------------------------
    Total cash used in financing activities    (   1)        0     ( 63)
                                               -------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                  165       338   (1,047)
CASH AND CASH EQUIALENTS-
  BEGINNING OF YEAR                            1,966     1,628    2,675
                                               -------------------------
CASH AND CASH EQUIVALENTS-
  END OF YEAR                                 $2,131    $1,966   $1,628
                                               =========================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    ACTIVITIES
Write-off of marketable securities            $   18    $  102

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of Monarch Avalon, Inc. and Subsidiary (collectively, "the Company"), include Monarch Avalon, Inc. and its wholly-owned subsidiaries, Girls' Life, Inc. and Creampuffs, Inc.

Girls' Life, Inc. ("Girls' Life") was incorporated in December 1993 and publishes a magazine for young girls ages seven to fourteen. Substantial operations began in fiscal year 1995 with the release of its initial bi-monthly publication in August 1994. Magazines are sold across North America through a distributor and directly by Girls' Life through one and two year subscriptions.

Creampuffs, Inc. was incorporated on March 12, 1997 as a marketing company for others. This new subsidiary did not engage in any operations in the year ending
April 30, 1997.

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

All material intercompany balances between Monarch and Girls' Life and Creampuffs have been eliminated in consolidation.

NOTE B - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE: Monarch's principal customers are distributors and retail stores worldwide (games) and commercial entities (printing). Receivables are generally due within 30 days. However, the Company grants seasonal and other payment terms to certain of its customers. Two customers of computer games accounted for approximately 11% and 10%, respectively of total net sales in 1997. No one customer accounted for over 10% of total net sales in 1996. A certain customer of computer games accounted for approximately 16% of net sales in 1995.

Girls' Life sells its magazine through a distributor and direct individual subscriptions. Receivables consist of advertising income and sales of magazines through the distributor for issues released prior to April 30.

INTANGIBLE ASSETS: Intangible assets consist of trademarks, copyrights and goodwill and are amortized using the straight-line method over periods estimated to be benefited. At April 30, 1997 and 1996, intangible assets are net of accumulated amortization of $227,164 and $212,809 respectively.

INVENTORIES: The Company values inventories at the lower of cost (first -in, first-out) or market.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost and depreciation is computed by the straight-line method over estimated useful lives.

FINANCIAL INSTRUMENTS: The current carrying value of accounts receivable and current liabilities is a reasonable estimate of their fair value due to the short-term nature of such accounts. Marketable securities are recorded at fair value, based on available quoted prices on, or at the trading date nearest April 30.

MARKETABLE SECURITIES: The Company accounts for its investments in equity securities under the accounting and reporting provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") which it adopted May 1,
1994. The Company has classified its investments as trading securities based on its intended use. As such, unrealized holding gains and losses are included in the consolidated statements of operations. During fiscal years 1997 and 1996, certain investments with no market value and a cost basis of approximately $18,000 and $102,000 respectively were written off. At April 30, 1997 and 1996, the cost of marketable securities exceeded the market value by approximately $54,000 and $ 96,000, respectively. There was no effect on the consolidated financial statements as a result of adoption of SFAS No. 115.

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

STOCK-BASED COMPENSATION ARRANGEMENTS: The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation arrangements. Accordingly, no compensation has been recognized. Had compensation costs been determined based on fair value at the grant date forward consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would not have been affected on a pro forma basis. No adjustment to the Company's net income or loss is required for the years ended April 30, 1997 and 1996.

NEW ACCOUNTING PRONOUNCEMENTS: The Company is required to adopt Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share" for the fiscal year ending April 30, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share. The implementation of SFAS No. 128 will not have a material effect on the financial statements.

NOTE C - ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

                                         1997           1996
                                         ----           ----

Accounts Receivable-games          $  885,682     $  634,103
                   -printing          353,125        235,054
                   -publishing        307,397        155,447
                                   -----------    -----------
                                    1,546,204      1,024,604
Less:
  Allowance for doubtful accounts    (138,628)      (135,000)
  Allowance for customer returns     (194,518)       (41,000)
                                   -----------    -----------
                                   $1,213,058     $  848,604
                                   ===========    ===========


NOTE D-INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the Federal statutory rates is as follows:

------------------------------------------------------------------------
Year Ended April 30,                          1997      1996      1995
------------------------------------------------------------------------

Federal income tax at statutory rate           (34)%     (34)%     (34)%
Net operating losses and other tax credits      33        33        30
Non-deductible items and other                   1         1         2
                                               -----     -----     -----
                                                 - %       - %      (2)%
                                               =====     =====     =====

The components of the deferred income tax provision (benefit) before an allocation of the valuation allowance are as follows:
------------------------------------------------------------------------
Year Ended April 30,                       1997        1996        1995
------------------------------------------------------------------------

Depreciation                          $   5,000   $( 71,000)  $  (1,000)
Uniform Capitaliation                  (  1,000)        ---       3,000
Allowances for accounts receivable     ( 61,000)     59,000    (106,000)
Amortization                           (  3,000)      1,000         ---
Unrecognized (recognized) benefit
  of change in bases of assets           10,000      41,000      (9,000)
Net operating loss and other
  tax credit carryforward               172,000    (342,000)    (73,000)
Other, net                                  ---         ---       3,000
                                      ----------  ----------  ----------
                                      $ 122,000   $(312,000)  $(183,000)
                                      ==========  ==========  ==========

The deferred tax assets (liabilities) result from the following temporary differences:
------------------------------------------------------------------------
April 30,                                              1997        1996
------------------------------------------------------------------------

Current:
  Financial statement accruals, net               $  62,000   $  72,000
  Inventory reserves and uniform capitalization     151,000     150,000
  Allowances for accounts receivable                130,000      69,000
                                                  ----------  ----------
                                                    343,000     291,000
                                                  ----------  ----------
Non-current:
  Depreciation                                      (16,000)   ( 11,000)
  Amortization                                       13,000      10,000
  Net operating loss and other tax
    credits-carryforwards                           283,000     455,000
                                                  ----------  ----------
                                                    280,000     454,000
                                                  ----------  ----------
Net deferred tax asset                              623,000     745,000
Valuation allowance                                (623,000)   (745,000)
                                                  ----------  ----------
                                                  $     ---   $     ---
                                                  ==========  ==========

Prior to Fiscal 1997 the Company incurred book and tax losses for the past four years. As such, management has concluded that it is more likely than not that the Company will not generate taxable income sufficient to realize the tax benefit associated with future temporary differences and operating loss carryforwards prior to their expiration; therefore, the Company has recorded a full valuation reserve against the deferred tax asset. However, if significant improvements in operations occur and taxable income continues to be realized in future years, a reduction in the valuation reserve will be necessary.

For tax purposes, the  Company  had  available,  at  April 30, 1997, net
operating   loss   carryforwards  for  regular  Federal income  tax   of
approximately $627,000 which will expire in the years 2010 and 2011. There were no cash payments for income taxes in 1997, 1996 and 1995. In 1996 the company received income tax refunds of $60,000.

NOTE E - PROFIT-SHARING PLAN

Substantially all of the Company's employees participate in a profit-sharing plan. Contributions are determined by the results of operations and can be increased at the discretion of the Board. There were no contributions in 1997, 1996 and 1995.
NOTE F - COMMITMENTS AND CONTINGENCIES
LEASES: The Company leases office, warehouse and manufacturing facilities. Several of the leases provide for renewal options ranging from two to five years. The Company generally must pay for property taxes, insurance and maintenance costs related to the properties. Total rental expense for 1997, 1996 and 1995 was approximately $298,000, $298,000, and $315,000, respectively.

The future annual minimum rental commitments for non-cancellable operating leases as of April 30, 1997 are as follows: 1997 through 1998 - $298,000, 1999 through 2001 - $107,000.

Certain facilities are leased annually for approximately $107,000 from the Chairman of the Company and a member of his family.

LITIGATION:The Company is involved from time to time in legal actions arising in its normal course of operations. The management of the Company believes that the ultimate outcome of any such litigation will not have a material adverse affect on the Company's financial position.

STOCK OPTIONS: During 1992 the Company's Chairman was granted a ten year option to purchase up to 300,000 shares of the Company's common stock at the greater of the book or market value of the stock as of the date of exercise. Such option can only be exercised in the event of the following:

* An individual or entity acquires the Company's common stock to the    extent
in which they have greater than twenty percent of the total number of outstanding shares of the Company's common stock.

* An individual or entity makes a tender offer for thirty percent or more of the Company's outstanding common stock.

* An individual or entity proposes the election of a director or slate of directors opposed to any directors or slate of directors proposed by the management of the Company.

The Chairman may only exercise the option within sixty days following any of the above events.

During the year ended April 30, 1997, the shareholders approved the proposal to grant to the Company's President and two outside directors options to each purchase 40,000 unregistered shares of the Company's common stock for $2.00 per share, a price approximating the fair value of these shares at the dates of grant. The options terminate on September 30, 1997.

On April 21, 1997, the Board of Directors of Monarch Avalon, Inc. granted an option to the Company's Chairman to purchase 80,000 unregistered shares of the Company's common stock for $2.00 per share. The option terminates on September
30, 1997.

No options have been exercised, expired or canceled during the year ended
April
30, 1997. Total options outstanding total 500,000 shares.

NOTE G - SEGMENT INFORMATION

The Company operates in three industry segments: Games, Printing and Publishing. Operating profit (loss) represents net sales less all identifiable operating expenses. General corporate expenses, income taxes and other income or expense are excluded from segment operations.

                                                   ($000 Omitted)
                                              1997      1996      1995
                                           ----      ----      ----

Net Sales
   -Games                                 $3,950    $3,395    $4,686
   -Printing                               2,734     2,522     2,404
   -Publishing                             1,180       602       265
                                          -------   -------   -------
     Total                                $7,864    $6,519    $7,355
                                          =======   =======   =======
   Operating (loss) Profit:
   -Games                                 $  364    $  369    $  354
   -Printing                                (313)     (593)     (437)
   -Publishing                              (  9)     (226)     (428)
                                          -------   -------   -------
     Total                                    42      (450)     (511)
   General Corporate Expenses, net          ( 77)     (163)     (290)
   Other Income, net                         214        28        64
                                          -------   -------   -------
Income (loss) before income taxes         $  179    $ (585)   $ (737)
                                          =======   =======   =======


                                                    ($000 Omitted)
                                            1997      1996      1995
                                               ----      ----      ----

Identifiable Assets:
   -Games                                 $2,695    $2,357    $2,533
   -Printing                               1,139     1,223     1,623
   -Publishing                               306       247       114
   General Corporate                       2,172     1,729     1,975
                                          -------   -------   -------
                                          $6,312    $5,556    $6,245
                                          =======   =======   =======
Depreciation and Amortization:
   -Games                                 $   49    $   50    $   39
   -Printing                                 100       100       108
                                          -------   -------   -------
                                          $  149    $  150    $  147
                                          =======   =======   =======
Capital Expenditures:
   -Games                                 $  103    $   11    $   29
   -Printing                                 117         8       438
   -Publishing                                 -         -         2
                                          -------   -------   -------
                                          $  220    $   19    $  469
                                          =======   =======   =======

Corporate assets consist mainly of cash and cash equivalents, marketable securities and certain other assets.

The Company sells its products in both the United States and foreign countries.
Export sales were approximately $466,000, for 1997, $561,000 for 1996, and $797,000 for 1995.

Intersegment sales or transfers were $869,000 for 1997, $737,000 for 1996 and $956,000 for 1995. These sales are not included in the sales shown above. Intersegment sales are accounted for at prices comparable to unaffiliated customer sales. All segments share certain facilities and operate under common management. These expenses are allocated ratably to each segment.

                         -----------------------

Consolidated Quarterly Results of Operations

A summary of the unaudited consolidated quarterly results of operations for the years ended April 30, 1997 and 1996 is as follows.


                                          Fiscal 1997
                                      Three Months Ended
                         --------------------------------------------
                         July 31   October 31   January 31   April 30
                         -------   ----------   ----------   --------
                         (Thousands of dollars, except per share data)

Net Sales                 $1,177       $2,503       $2,315     $1,869
Gross Profit                 237          919        1,105        423
Net (Loss) Income           (177)         112          333       ( 89)
Net (Loss) Income
    per Common Share        (.11)         .07          .21       (.06)



                                          Fiscal 1996
                                      Three Months Ended
                         --------------------------------------------
                         July 31   October 31   January 31   April 30
                         -------   ----------   ----------   --------
                         (Thousands of dollars, except per share data)

Net Sales                 $1,535       $1,774       $1,621     $1,588
Gross Profit                 392          558          451        417
Net (Loss) Income           (136)           4         (109)      (344)
Net (Loss) Income
    per Common Share        (.08)           0         (.07)      (.21)

Independent Auditors' Report


To the Stockholders and Board of Directors, Monarch Avalon, Inc. and subsidiaries, Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of Monarch Avalon, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monarch Avalon, Inc. and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.



/s/       Deloitte & Touche LLP
Deloitte & Touche LLP
Baltimore, Maryland
July 24, 1997

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          NONE

                                PART III

	Information required in Part III, Items 9-12 is incorporated by reference to the Company's proxy statement to be filed in conn-ection with the 1997 Annual Meeting of Stockholders.


Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

Item 10.  EXECUTIVE COMPENSATION

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K
          (a) Listing of Exhibits:
            3.(a) The Company's Restated Certificate of Incorporation
                  dated October 14, 1982 (incorporated by reference to Exhibit 3(a) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995).

              (b) The Company's Restated and Amended Bylaws dated
                  August 17, 1981 (incorporated by reference to
                  Exhibit 3(b) to the Company's Form 10-KSB for the fiscal year ended April 30,1995).

              (c) Amendment to the Company's Restated and Amended
                  Bylaws (incorporated by reference to Exhibit 3(c) to the Company's 10-K for the year ended April 30, 1986.)

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

              (f) Amendment to the Company's by-laws dated August
                  1, 1996.

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

Item 13     EXHIBITS AND REPORTS ON FORM 8-K (Continued)

              (c) Option to Purchase Common Stock dated June 19,
                  1991 issued to A. Eric Dott, Chairman of the
                  Company (incorporated by reference to Exhibit 10(f) to the Company's 10-K for the year ended April 30, 1992).

              (d) Option to Purchase Common Stock dated October
                  4, 1996 issued to Helen D. Bentley, David F.
                  Gonano and Jackson Y. Dott.

              (e) Option to Purchase Common Stock dated April
                  21, 1997 issued to A. Eric Dott, Chairman of the Company.

           21.    Subsidiaries of the Registrant.

           27.    Financial Data Schedule.

              (b) The Company did not file any report on Form 8-K
                  during the fourth quarter of the year ended
                  April 30, 1997.

                      S I G N A T U R E S

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     MONARCH AVALON, INC.




                                     By:  /s/        A. Eric Dott
                                              --------------------------
                                                A. Eric Dott, Chairman
                                                      and Director





DATE: July 29, 1997
      -------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






Date   July 29, 1997                     /s/       JACKSON Y. DOTT
     ----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                         (Principal Executive Officer),
                                            Treasurer and Director


Date   July 29, 1997                     /s/    DAVID F. GONANO
     ----------------                    -------------------------------
                                         David F. Gonano, Director




Date   July 29, 1997                     /s/    STEVEN M. SZEKELY
     ----------------                    -------------------------------
                                         Steven M. Szekely, Executive
                                         Vice-President and Secretary



Date   July 29, 1997                     /s/      A. ERIC DOTT
     ----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date   July 29, 1997                     /s/     MARSHALL CHADWELL
     ----------------                    -------------------------------
                                         Marshall Chadwell, Controller
                                         (Principal Financial Officer),
                                          Principal Accounting Officer

                                EXHIBIT INDEX

Exhibit Number
--------------

      3(f)     -     Admendment to the Company's by-laws
                     dated August 1, 1996.

     10(d)     -     Option to purchase common stock dated
                     August 15, 1996 to Helen D. Bentley,
                     David F. Gonano and Jackson Y. Dott

     10(e)     -     Option to purchase common stock dated
                     April 21, 1997 to A. Eric Dott

     21        -     Subsidiaries of the Registrant

     27        -     Financial Data Schedule