Form 10QSB
period 1997-07-31
MONARCH AVALON INC
filed 1997-09-15
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                  10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED      July 31, 1997        COMMISSION FILE NO.  0-8512
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

                              YES [ X ]      NO [   ]

As of July 31, 1997, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.


Transitional Small Business Issue Format (check one): YES [   ] NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH AVALON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                   (000's Omitted)
                                                July 31,    April 30,
                                                  1997        1997
                                               -----------  ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                     $1,665       $2,131
   Investments (at lower of cost or market)         148          148
   Accounts receivable, net                       1,097        1,213
   Inventories, net                               2,152        2,070
   Other current assets                             334          134
                                                --------     --------
           TOTAL CURRENT ASSETS                   5,396        5,696

PROPERTY AND EQUIPMENT                            4,553        4,494
   Less allowance for depreciation               (3,934)      (3,921)
                                                --------     --------
                                                    619          573
OTHER ASSETS AND DEFERRED CHARGES                    49           43
                                                --------     --------
TOTAL ASSETS                                     $6,064       $6,312
                                                --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                              $  441       $  459
   Accrued expenses                                 307          281
   Deferred subscription revenues                   617          617
                                                --------     --------
           TOTAL CURRENT LIABILITIES              1,365        1,357

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820 on July 31, 1997 and
      April 30, 1997                               527           527
   Capital surplus                               3,378         3,378
   Retained earnings                               916         1,172
                                               --------      --------
                                                 4,821         5,077
   Treasury stock at par - shares
      outstanding 490,165 on July
      31, 1997 and April 30, 1997                 (122)         (122)
                                               --------      --------
                                                 4,699         4,955
                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $6,064        $6,312
                                               --------      --------

See Notes to Consolidated Financial Statements.

                   MONARCH AVALON, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended
                                                  July 31,
                                            ----------------------

                                               1997       1996
                                               ----       ----

                                  (000's omitted, except per share data)

Net sales                                    $ 1,628    $ 1,177
Cost of goods sold                             1,178        940
                                             -------    -------
Gross profit                                     450        237

Selling, general and
  administrative expenses                        616        365

Research and development                         113         92
                                             -------    -------
   Operating expenses                            729        457
                                             -------    -------

Loss from operations                            (279)      (220)

Other income, net                                 23         43
                                             -------    -------
Loss before income taxes                        (256)      (177)

Provision for income taxes                         0          0
                                             -------    -------
Net loss                                        (256)      (177)
                                             -------    -------
Loss per share                               $  (.16)   $  (.11)
                                             -------    -------

Weighted average shares
  outstanding                               1,619,820  1,620,170
                                            ---------  ---------

See Notes to Consolidated Financial Statements.

                    MONARCH AVALON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Three Months Ended
                                                         July 31,
                                                    ------------------
                                                     1997         1996
                                                     ----         ----
                                                      (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations                        $ (256)      $ (177)
                                                   -------      -------
   Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
      Depreciation and amortization                    13           36
      Unrealized loss on investments                    0            0
      Changes in accounts receivable,
       inventories, other assets, accounts
      payable, accrued expenses and
      deferred subscription revenue                  (164)        (132)
                                                   -------      -------
   Net cash used in operating activities             (407)        (273)
                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment               (59)          (18)
                                                   -------       -------
   Net cash used in investing activities             (59)          (18)
                                                  -------       -------
Net decrease in cash and cash equivalents           (466)         (291)

Cash and cash equivalents at beginning of
   period                                          2,131         1,966
                                                  -------       -------
Cash and cash equivalents at end of period        $1,665        $1,675
                                                  -------       -------

See Notes to Consolidated Financial Statements.

                      MONARCH AVALON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Avalon, Inc. ("Monarch") and its wholly-owned subsidiaries, Girls' Life, Inc. and Creampuffs Inc. (Monarch, Girls' Life Inc. and Creampuffs Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1997.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                               July 31, 1997          April 30, 1997
                              ---------------        ----------------
                                         (000's Omitted)

Doubtful accounts                 $139                    $139
Customer returns                   194                     194
                                  ----                    ----
                                  $333                    $333
NOTE C - INVENTORIES

For  quarterly  reporting  purposes,  Monarch  values  inventory  using  both
perpetual  records  and  physical  counts,  while  at  year-end  values   are
determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                                July 31,1997        April 30, 1997
                               --------------      ----------------
                                        (000's omitted)

Raw materials                    $  822               $  752
Work in progress                    115                  112
Finished goods                    1,215                1,206
                                 ------               ------
                                 $2,152               $2,070

The  above  components are shown net of lower of cost of market  reserves  of
$350,000  at  July  31,  1997 and April 30, 1997.   The  Company  values  its
inventories at the lower of cost (first-in, first-out) or market.

ITEM II              MONARCH AVALON, INC. AND SUBSIDIARIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to "fiscal 1998" are to the fiscal year ending April 30, 1998, and references to "fiscal 1997" are to the fiscal year ended April 30, 1997.

RESULTS OF OPERATIONS

Monarch consists of two divisions, games and printing. Girls' Life, Inc. , a wholly-owned subsidiary, publishes a magazine. Creampuffs, Inc., a wholly-owned subsidiary, had no business transacted for the three months ended July 31, 1997 or for the year ended April 30, 1997.

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

RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 1998 AND 1997

Net sales increased by $451,000 or 38% in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Sales in the games division increased by $200,000 or 37% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 as a result of the increase in the number of new releases of computer games in the first quarter of fiscal 1998 compared to the first quarter in 1997. Sales in the printing division increased by $64,000 in the first quarter of fiscal 1998 or 13% from the first quarter of fiscal 1997 due to the increase of new customers. Sales of Girls' Life magazine in the first quarter of fiscal 1998 increased by $187,000 or 147% from the first quarter of fiscal 1997. The increase in sales of Girls' Life magazine relates primarily to the increase in promotional and direct mailing advertising of the magazine and increased revenue from newstand sales and advertising.

Gross profit increased by $213,000 or 90% during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Consolidated gross margin was 28% of net sales during the first quarter of fiscal 1998 as compared to 20% during the first quarter of fiscal 1997. The increase in gross margin primarily related to increases in game sales overall and increases in publishing sales which carry higher gross margins than printing sales.

Operating expenses were 45% of net sales in the first quarter of fiscal 1998 as compared to 39% in the first quarter of fiscal 1997. Operating expenses for the first quarter of fiscal 1998 increased by $272,000 or 59% from the same period in fiscal 1997, primarily because of higher advertising, royalty and salary expenses associated with computer game sales.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company has cash and cash equivalents of approximately $1,665,000, a decrease of $466,000 from the amount at April 30, 1997. The decrease resulted from cash used in operations of $407,000 and purchases of equipment in the amount of $59,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 1997, the Company has no debt with third party lenders.




                      PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)      Exhibits

         Number                 Description
         ------                 -----------

          3                     Amended and Restated Bylaws

         27                     Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended July 31, 1997.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MONARCH AVALON, INC.




Date     9/15/96                          By  /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chariman of the Board




Date     9/15/97                          /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chairman of the Board
                                          (Principal Executive Officer)




Date     9/15/97                          /s/ Marshall Chadwell
                                          -----------------------------
                                          Marshall Chadwell
                                          Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)

                                 EXHIBIT INDEX

           Exhibit No.       Description
           -----------       -----------

            3                Amended and Restated Bylaws

           27                Financial Data Schedule