Form 10QSB
period 1997-10-31
MONARCH AVALON INC
filed 1997-12-15
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                  10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED    OCTOBER 31, 1997        COMMISSION FILE NO. 0-8512
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
                                                     -------------------

                              Not applicable
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Check  whether  the issuer (1) has filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ]      NO [   ]

As of October 31, 1997, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.


Transitional Small Business Issue Format (check one): YES [   ] NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       MONARCH AVALON, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                               October 31,   April 30,
                                                   1997        1997
                                               -----------  -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $1,715       $2,131
   Investments (at lower of cost or market)        148          148
   Accounts receivable, net                      1,354        1,213
   Inventories, net                              2,236        2,070
   Other current assets                            349          134
                                                ------       ------
           TOTAL CURRENT ASSETS                 5,802        5,696

PROPERTY AND EQUIPMENT                           4,600        4,494
   Less allowance for depreciation              (3,964)      (3,921)
                                                ------       ------
                                                   636          573
OTHER ASSETS AND DEFERRED CHARGES                   53           43
                                                ------       ------
TOTAL ASSETS                                    $6,491       $6,312
                                                ------       ------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $  596       $  459
   Accrued expenses                                255          281
   Deferred subscription revenues                  935          617
                                                ------       ------
           TOTAL CURRENT LIABILITIES             1,786        1,357

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820 on October 31, 1997 and
      April 30, 1997                               527          527
   Capital surplus                               3,378        3,378
   Retained earnings                               922        1,172
                                                ------       ------
                                                 4,827        5,077
   Treasury stock at par - shares
      outstanding 490,165 on October
      31,1997 and April 30, 1997                  (122)        (122)
                                                ------       ------
                                                 4,705        4,955
                                                ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $6,491       $6,312
                                                ------       ------

See notes to Consolidated Financial Statements.

                        MONARCH AVALON, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended     Six Months Ended
                                    October 31,           October 31,
                                ---------------------------------------

                                 1997       1996       1997       1996
                                 ----       ----       ----       ----

                                 (000's omitted, except per share data)

Net sales                      $ 2,588    $ 2,503    $ 4,216    $ 3,680
Cost of goods sold               1,486      1,584      2,664      2,524
                               -------    -------    -------    -------
Gross profit                     1,102        919      1,552      1,156

Selling, general and
  administrative expenses          991        731      1,607      1,096

Research and development           117         93        230        186
                               -------    -------    -------    -------
   Operating expenses            1,108        824      1,837      1,282
                               -------    -------    -------    -------

Income (loss) from operations     ( 6)         95       (285)      (126)

Other income, net                   12         17         35         60
                               -------    -------    -------    -------
Income (loss) before income          6        112       (250)      ( 66)
   taxes
Provision for income taxes           0          0          0          0
                               -------    -------    -------    -------
Net income (loss)                    6        112       (250)      ( 66)
                               -------    -------    -------    -------
Income (loss) per share        $   0.0    $  0.07    $ (0.15)   $ (0.04)
                               -------    -------    -------    -------

Weighted average shares
  outstanding                 1,619,820  1,619,961  1,619,820  1,620,065
                              ---------  ---------  ---------  ---------

See notes to Consolidated Financial Statements.

                    MONARCH AVALON, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Six Months Ended
                                                      October 31,
                                                   ----------------
                                                  1997             1996
                                                  ----             ----
                                                     (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations                     $ (250)          $ ( 66)
                                                -------          -------
   Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
      Depreciation and amortization                 43               72
      Changes in accounts receivable,
      inventories, other assets, accounts
      payable, accrued expenses and
      deferred subscription revenue               (103)            (303)
                                                 ------           ------
   Net cash used in operating activities          (310)            (297)
                                                 ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment            (106)             (43)
                                                 ------           ------
   Net cash used in investing activities          (106)             (43)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                        0              ( 1)
                                                 ------           ------
   Net cash used in financing activities             0              ( 1)

                                                 ------           ------
Net decrease in cash and cash equivalents         (416)            (341)

Cash and cash equivalents at beginning of
   period                                        2,131            1,966
                                                ------           ------
Cash and cash equivalents at end of period      $1,715           $1,625
                                                ------           ------

See notes to Consolidated Financial Statements.

                       MONARCH AVALON, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Avalon, Inc. ("Monarch") and its wholly-owned subsidiaries, Girls' Life, Inc. and Creampuffs, Inc. (Monarch, Girls' Life Inc. and Creampuffs, Inc.
collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1997.

On May 22, 1997, the Company incorporated an additional subsidiary, Broken Windows, Inc. in Maryland. There was no business transacted by Broken Windows, Inc. for the six months ended October 31, 1997.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                               October 31, 1997    April 30, 1997
                               ----------------    --------------
                                          (000's omitted)

Doubtful accounts                    $139                  $139
Customer returns                      194                   194
                                     ----                  ----
                                     $333                  $333
NOTE C - INVENTORIES

For  quarterly  reporting  purposes, Monarch  values  inventory  using   both
perpetual  records  and  physical  counts,  while  at  year-end  values   are
determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                              October 31,1997        April 30, 1997
                              ---------------        --------------
                                        (000's omitted)

Raw materials                    $   982               $  752
Work in progress                     127                  112
Finished goods                     1,127                1,206
                                 -------               ------
                                 $ 2,236               $2,070

The above components are shown net of lower of cost or market reserves of $350,000 at October 31, 1997 and April 30, 1997. The Company values its inventories at the lower of cost (first-in, first-out) or market.

ITEM II              MONARCH AVALON, INC. AND SUBSIDIARY

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to "fiscal 1998" are to the fiscal year ending April 30, 1998, and references to "fiscal 1997" are to the fiscal year ended April 30, 1997.

RESULTS OF OPERATIONS

Monarch consists of two divisions, games and printing, and one wholly-owned active subsidiary, Girls' Life, Inc., that publishes a magazine.

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

RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 1998 AND 1997

Net sales increased by $ 85,000 or 3% in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. Sales in the games division decreased by $297,000 or 21% in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 as a result of the decrease in the number of new releases of computer games in the second quarter of fiscal 1998 compared to the second quarter in 1997. Sales in the printing division decreased by $91,000 in the second quarter of fiscal 1998 or 12% from the second quarter of fiscal 1997. Sales of Girls' Life magazine in the second quarter of fiscal 1998 increased by $473,000 or 134% from the second quarter of fiscal 1998. The increase in sales of Girls' Life magazine relates primarily to the increase in promotions and direct mail advertising of the magazine and increased revenue from newsstand sales and advertising.

Gross profit increased by $183,000 or 20% during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Gross margin was 43% during the second quarter of fiscal 1998 as compared to 37% during the second quarter of fiscal 1997. The increase in gross margin primarily relates to the increase in Girls' Life magazine sales.

Operating expenses were 43% of net sales in the second quarter of fiscal 1998 as comparted to 33% in the second quarter of fiscal 1997. Operating expenses for the second quarter of fiscal 1998 increased by $284,000 or 34% from the same period in fiscal 1997, primarily because of higher advertising expenses which increased by $63,000 or 175% associated with computer game sales, higher promotional costs which increased by $251,000 or 398% for Girls' Life magazine and higher salary expenses associated with game sales and publishing sales which were partially offset by decreases in royalty expense due to decreases in computer game sales and decreases in the use of outside services.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 1998 AND 1997


Net sales increased by $536,000 or 15% in the first six months of fiscal 1998 as compared to the same period in fiscal 1997. Sales in the game division for the first six months of fiscal 1998 decreased by $96,000 or 5% compared to the same period in fiscal 1997 as a result of fewer computer game releases in the first and second quarters of fiscal 1998. Sales in the printing division for the first six months of fiscal 1998 decreased by $28,000 or 2% from the same period in fiscal 1997. Sales of Girls' Life magazine for the first six months of fiscal 1998 increased by $660,000 or 138% compared to the same period in fiscal 1997 as a result of increased promotions and direct mail advertising of the magazine and increased revenue from newsstand sales and advertising.

Gross profit increased by $396,000 or 34% during the first six months of fiscal 1998 compared to the same period in fiscal 1997. Gross margin was 37% during the first six months of fiscal 1998 as compared to 31% for the same period during fiscal 1997. The increase in gross margin primarily related to increases in publishing sales which carry a higher gross margin than games and printing sales.

Operating expenses increased $555,000 or 43% for the first six months of fiscal 1998 as compared to the same period in fiscal 1997. Operating expenses represented 44% and 35% of net sales for the first six months of fiscal 1998 and 1997, respectively. The increase in operating expenses primarily relates to higher promotional and advertising expenses for publishing sales and higher salary expenses associated with computer game sales and publishing sales.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company has cash and cash equivalents of approximately $1,715,000, a decrease of $416,000 from the amount at April 30, 1997. The decrease resulted from cash used in operations of $310,000, and purchases of equipment in the amount of $106,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 1997, the Company has no debt with third party lenders.

                           PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.


         The annual meeting of stockholders was held on October 3, 1997.

         Results of the voting on the election of directors:

Directors                       FOR                    WITHHELD
---------                       ---                    --------

A. Eric Dott                 1,213,166                  70,299
David F. Gonano              1,213,166                  70,133
Jackson Y. Dott              1,213,166                  70,299
Helen Delich Bentley         1,213,166                  72,070



         Results of the voting on grant of stock options to Helen Delich Bentley, David F. Gonano, Jackson Y. Dott and A. Eric Dott:

                       FOR                 AGAINST               ABSTAIN
                       ---                 -------               -------

                     829,205               119,972                4,057

          Results of the voting on the ratification of the appointment of Deloitte & Touche LLP as the independent accountants for the fiscal year ending April 30, 1998:

                       FOR                 AGAINST               ABSTAIN
                       ---                 -------               -------

                    1,234,242               16,971               31,936

         There were no broker non-votes on these matters.

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)          Exhibits

             Number                 Description
             ------                 -----------

             21                     Subsidiaries of the Registrant

             27                     Financial Data Schedule

(b)          Reports on Form 8-K

             No reports have been filed on Form 8-K during this quarter.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MONARCH AVALON, INC.




Date     12/15/97                     By  /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chariman of the Board




Date     12/15/97                         /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chairman of the Board
                                          (Principal Executive Officer)




Date     12/15/97                         /s/ Marshall Chadwell
                                          -----------------------------
                                          Marshall Chadwell
                                          Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)

EXHIBIT INDEX


     21     Subsidiaries of the Registrant

     27     Financial Data Schedule