Form 10QSB
period 1998-01-31
MONARCH AVALON INC
filed 1998-03-17
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                  10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED    JANUARY 31, 1998        COMMISSION FILE NO. 0-8512
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

                              YES [ X ]      NO [   ]

As of January 31, 1998, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.


Transitional Small Business Issue Format (check one): YES [   ] NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                       MONARCH AVALON, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                               January 31,    April 30,
                                                  1998          1997
                                              -----------  -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $1,540       $2,131
   Investments (at lower of cost or market)        148          148
   Accounts receivable, net                      1,280        1,213
   Inventories, net                              2,221        2,070
   Other current assets                            313          134
                                                ------       ------
           TOTAL CURRENT ASSETS                  5,502        5,696

PROPERTY AND EQUIPMENT                           4,612        4,494
   Less allowance for depreciation              (4,018)      (3,921)
                                                ------       ------
                                                   594          573
OTHER ASSETS AND DEFERRED CHARGES                   54           43
                                                ------       ------
TOTAL ASSETS                                    $6,150       $6,312
                                                ------       ------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $  514       $  459
   Accrued expenses                                221          281
   Deferred subscription revenues                1,396          617
                                                ------       ------
           TOTAL CURRENT LIABILITIES             2,131        1,357

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820 on January 31, 1998 and
      April 30, 1997                               527          527
   Capital surplus                               3,378        3,378
   Retained earnings                               236        1,172
                                                ------       ------
                                                 4,141        5,077
   Treasury stock at par - shares
      outstanding 490,165 on January
      31, 1998 and April 30, 1997                 (122)        (122)
                                                ------       ------
                                                 4,019        4,955
                                                ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $6,150       $6,312
                                                ------       ------

See notes to Consolidated Financial Statements.

                        MONARCH AVALON, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended    Nine Months Ended
                                    January 31,           January 31,
                                ---------------------------------------

                                 1998       1997       1998       1997
                                 ----       ----       ----       ----

                                 (000's omitted, except per share data)

Net sales                      $ 1,748    $ 2,315    $ 5,963    $ 5,995
Cost of goods sold               1,717      1,210      4,381      3,734
                               -------    -------    -------    -------
Gross profit                        31      1,105      1,582      2,261

Selling, general and
  administrative expenses          616        700      2,223      1,796

Research and development           118        108        347        294
                               -------    -------    -------    -------
   Operating expenses              734        808      2,570      2,090
                               -------    -------    -------    -------

Income (loss) from operations     (703)       297       (988)     1,171

Other income, net                   17         36         52         96
                               -------    -------    -------    -------
Income (loss) before income       (686)       333       (936)       267
   taxes
Provision for income taxes           0          0          0          0
                               -------    -------    -------    -------
Net income (loss)                 (686)       333       (936)       267
                               -------    -------    -------    -------
Income (loss) per share        $ (0.42)   $  0.21   $  (0.58)  $   0.16
                               -------    -------    -------    -------

Weighted average shares
  outstanding                 1,619,820  1,619,820  1,619,820  1,619,995
                              ---------  ---------  ---------  ---------

See notes to Consolidated Financial Statements.

                    MONARCH AVALON, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Nine Months Ended
                                                        January 31,
                                                    -----------------
                                                  1998             1997
                                                  ----             ----
                                                     (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from operations            $  (936)          $  267
                                                -------          -------
   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
      Depreciation and amortization                 97              115
      Unrealized loss (gain) on investments          0              ( 3)
      Changes in accounts receivable,
      inventories, other assets, accounts
      payable, accrued expenses and
      deferred subscription revenue                366             (204)
                                                ------           ------
   Net cash used in operating activities          (473)             175
                                                ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment            (118)            (126)
                                                ------           ------
   Net cash provided by (used in)                 (118)            (126)
      investing activities


CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                        0              ( 1)
                                                ------           ------
   Net cash provided by (used in)                    0              ( 1)
      financing activities
                                                ------           ------
Net increase (decrease) in cash and cash
   equivalents                                    (591)              48

Cash and cash equivalents at beginning of
   period                                        2,131            1,966
                                                ------           ------
Cash and cash equivalents at end of period      $1,540           $2,014
                                                ------           ------

See notes to Consolidated Financial Statements.

                       MONARCH AVALON, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Avalon, Inc. ("Monarch") and its wholly-owned subsidiaries, Girls' Life, Inc. and Broken Windows, Inc. (Monarch, Girls' Life Inc. and Broken Windows, Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the nine months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1997.

On November 26, 1997, Broken Windows, Inc. opened a retail store in Maryland, trading as "Nickel Street", for the purpose of selling computer and board games manufactured by Monarch Avalon, Inc. and computer and board games manufactured by other companies. Products associated with Girls' Life Magazine were also offered for sale to the general public. The retail store was closed on January 17, 1998.



NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                              January 31, 1998       April 30, 1997
                              ----------------       --------------
                                          (000's omitted)

Doubtful accounts                    $143                  $139
Customer returns                      194                   194
                                     ----                  ----
                                     $337                  $333
NOTE C - INVENTORIES

For  quarterly  reporting  purposes, Monarch  values  inventory  using   both
perpetual  records  and  physical  counts,  while  at  year-end  values   are
determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                              January 31,1998        April 30, 1997
                              ---------------        --------------
                                        (000's omitted)

Raw materials                    $1,002                $  752
Work in progress                    153                   112
Finished goods                    1,066                 1,206
                                 ------                ------
                                 $2,221                $2,070

The above components are shown net of the inventory reserve of $350,000 to reduce the amounts to lower of cost or market at January 31, 1998 and April 30, 1997. The Company values its inventories at the lower of cost (first-in, first-out) or market.

ITEM II              MONARCH AVALON, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to "fiscal 1998" are to the fiscal year ending April 30, 1998, and references to "fiscal 1997" are to the fiscal year ended April 30, 1997.

RESULTS OF OPERATIONS

Monarch consists of two divisions, games and printing, and two wholly-owned active subsidiaries, Girls' Life, Inc., that publishes a magazine and Broken Windows, Inc., t/a "Nickel Street" that operates a retail store.

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

RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 1998 AND 1997

Net sales decreased by $567,000 or 25% in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. Sales in the games division decreased by $766,000 or 56% in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 as a result of the decrease in the number of new releases of computer games and returns of computer games in the third quarter of fiscal 1998 compared to the third quarter in 1997. Sales in the printing division decreased by $82,000 in the third quarter of fiscal 1998 or 11% from the third quarter of fiscal 1997 as a result of increased competition. Sales of Girls' Life magazine in the third quarter of fiscal 1998 increased by $267,000 or 141% from the third quarter of fiscal 1997. The increase in sales of Girls' Life magazine relates primarily to the increase in promotions and direct mail advertising of the magazine and increased revenue from newsstand sales and advertising. Sales of Broken Windows, Inc. accounted for $14,000 or less than 1% of total net sales for the third quarter of fiscal 1998. Broken Windows, Inc. had no sales for the third quarter of fiscal 1997.

Gross profit decreased by $1,074,000 or 97% during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Gross margin was 2% during the third quarter of fiscal 1998 as compared to 48% during the third quarter of fiscal 1997. The decrease in gross margin primarily relates to the decrease in the sales of computer and board games and lower printing sales.

Operating expenses were 42% of net sales in the third quarter of fiscal 1998 as compared to 35% in the third quarter of fiscal 1997. Operating expenses for the third quarter of fiscal 1998 decreased by $74,000 or 9% from the same period in fiscal 1997, primarily because of lower promotional costs which decreased by $59,000 or 90% for Girls' Life magazine and lower royalty expense due to decreases in computer game sales.

RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 1997 AND 1996


Net sales decreased by $32,000 or less than 1% in the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. Sales in the game division for the first nine months of fiscal 1998 decreased by $863,000 or 26% compared to the same period in fiscal 1997 as a result of fewer new computer game releases and the return of computer games in the first nine months of fiscal 1998. Sales in the printing division for the first nine months of fiscal 1998 decreased by $109,000 or 5% from the same period in fiscal 1997 as a result of increased competition. Sales of Girls' Life magazine for the first nine months of fiscal 1998 increased by $927,000 or 139% compared to the same period in fiscal 1997 as a result of increased promotions and direct mail advertising of the magazine and increased revenue from newsstand sales and advertising.

Gross profit decreased by $679,000 or 30% during the first nine months of fiscal 1998 compared to the same period in fiscal 1997. Gross margin was 27% during the first nine months of fiscal 1998 as compared to 38% for the same period during fiscal 1997. The decrease in gross margin primarily related to decreases in both games and printing sales.

Operating expenses increased $480,000 or 23% for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997. Operating expenses represented 43% and 35% of net sales for the first nine months of fiscal 1998 and 1997, respectively. The increase in operating expenses primarily relates to higher promotional and advertising expenses for publishing sales and new personnel associated with computer game sales and publishing sales.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company has cash and cash equivalents of approximately $1,540,000, a decrease of $591,000 from the amount at April 30, 1997. The decrease resulted from cash used/provided by operations of $473,000, and purchases of equipment in the amount of $118,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At January 31, 1998, the Company has no debt with third party lenders.

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




                                          MONARCH AVALON, INC.




Date     03/17/98                     By  /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chariman of the Board



Date     03/17/98                         /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chairman of the Board
                                          (Principal Executive Officer)



Date     03/17/98                         /s/ Marshall Chadwell
                                          -----------------------------
                                          Marshall Chadwell
                                          Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)