Form 10KSB40
period 1998-04-30
MONARCH AVALON INC
filed 1998-07-29
CIK 202685

SECURITES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------
                               FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 1998   Commission File No. 0-8512
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

     The issuer's revenues for the fiscal year ended April 30, 1998 are $8,231,000.

      As of July 15, 1998, the aggregate market value of the Issuer's common stock held by non-affiliates was $1,484,966.

      As of July 15, 1998, the number of shares outstanding of the Issuer's common stock was 1,619,820.

                      -----------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held October 1998 are incorporated by reference into Part III.

     Transitional small business disclosure format (check one):
                    Yes [   ]        No [ X ]

                                PART I

Item 1.   DESCRIPTION OF BUSINESS

(a) General Development of Business
Monarch Avalon, Inc. (the "Company") was incorporated in Delaware on December 20, 1976 as a commercial printing company and as the successor to a developer and publisher of strategy board games that originally entered the games business in 1958. On December 14, 1993, the Company incorporated a subsidiary, Girls' Life, Inc. in Maryland. Girls' Life commenced substantial operations with the release of its initial bi-monthly publication in August 1994.

(b) Financial Information About Industry Segments
See Note G "Segment Information" in the Notes to Consolidated Financial Statements in Part II, Item 7 below.

(c) Narrative Description of Business
Principal Products
The Company operated in three business segments during 1998: games, printing and publishing. All segments share certain facilities and operate under common management. The games segment develops, manufactures and markets a wide variety of strategy, sports and family-oriented board games, as well as a line of software games designed for use on microcomputers. The games segment contributed $2,844,000 in net sales or approximately 35% of the Company's total revenue in 1998.

Monarch Services, the printing segment, provides commercial printing and graphic arts services to a wide range of business customers and manufactures envelopes. Monarch Services also serves as the production facility for the games segment, producing printed materials and boxes for games. Monarch Services also provides printing services to the publishing segment, producing promotional and direct mail literature for the magazine. Interdivision sales or transfers are accounted for at prices comparable to unaffiliated customer sales. The printing segment contributed $2,587,000 in net sales or approximately 31% of the Company's total revenue in 1998.

Girls' Life, Inc. publishes a magazine for young girls ages seven to fourteen. The magazine, Girls' Life, was launched in August 1994. It is a bi-monthly publication but the magazine may eventually be published monthly. In September 1996 the Company announced a joint venture with the Girl Scouts of the U.S.A. that gave the Company direct access to the Girl Scouts' mailing list, which includes 860,000 girls and 60,000 adult troop leaders. The publishing segment contributed $2,800,000 in net sales or approximately 34% of the Company's total revenue in 1998.

The Games Segment
Board Games
The Company has a line of strategy, sports and family-oriented board games. The Company's predecessor first entered the games market in 1958 when it introduced its first strategy game. Since that time, it has become a significant player in the strategy games portion of the games market, which consists primarily of teenagers and adults who are "game hobbyists". The games are designed to be challenging, and in many cases the typical playing time for a game is three to six hours.

The Company's sports and family-oriented board games are also designed for use by the teenage and adult recreational market. The Company's predecessor entered this portion of the games market in the mid 1960's and expanded through the acquisition of the Sports Illustrated Games Division from Time, Inc. in 1976, through agreements with independent games developers and through the internal development of new games. The Company markets a variety of games including games of mass-market appeal and wargame simulations.

Software Games
The Company also develops, produces and markets under the name "Microcomputer Games" a line of software games which are designed for use on microcomputers. The first games were introduced in June 1980. The line includes strategy, sports and family-oriented games; some are derivations of the Company's existing board games and others have been developed as unique computer games with playing characteristics that could not be achieved in board games. Computer games sales accounted for approximately 24% of total game sales for fiscal 1998.

Research and Product Development
Research and product development are essential aspects of the Company's game business. The Company regularly receives ideas for games from outside creative sources, and from time to time purchases rights to existing games from other companies in the games business. In most cases, the Company enters into an agreement requiring it to make payments of royalties based on game sales. The cost of research and development for fiscal 1998 was approximately $443,000 and approximately $394,000 for fiscal 1997. These costs were charged to operations as incurred. See Statements of Operations and "Management's Discussion and Analysis or Plan of Operation" in Part II, Items 7 and 6, respectively, below.

Copyrights and Trademarks
The Company's games and magazine are generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available. Such protection is of considerable importance in the games business. The duration of the protection provided by these rights is generally in excess of the economic life of any particular game or magazine issue.

Printing and Envelope Segment
Monarch Services offers a full line of printing and graphic arts services to a wide range of customers in the industrial, financial and advertising fields. Its services include offset and letterpress printing, design and idea conception, finished art, and direct mailing. Monarch Services also manufactures various types and sizes of envelopes to customer order.

Monarch Services is also the production arm for the games segment. It designs the graphics for and prints all of the Company's games, and manufactures the boxes in which the games are sold. Monarch Services also provides printing services to Girls' Life magazine. It designs and prints promotional and direct mail literature for the magazine. During fiscal 1998 game production and publishing production accounted for approximately 25% of Monarch Services' revenues on an interdivision basis. The loss of game and publishing production would leave Monarch Services' with significant over capacity.

Publishing Segment
GIRLS' LIFE
Girls' Life is intended to be an intelligent, non-condescending and easily read magazine targeted to girls ages seven to fourteen. The philosophy behind the graphic representation and every article presented is that girls are important, independent, and intelligent people with opinions of their own. These articles seek to reinforce that message and inspire confidence in a girl's thoughts, opinions, and feelings. Editorial material is created by the magazine's staff as well as through outside writers.

Marketing
The Company's games are marketed in the United States and abroad. In the United States, board games are primarily sold to toy jobbers, toy stores, department stores, large retail chains and book stores. The Company's line of games for personal computers is sold primarily to software wholesalers and computer stores which sell both hardware and software. Except for certain direct order sales to consumers, all United States sales are made through sales representative organizations which are paid on a commission basis. In fiscal 1998 and 1997, games sales to the Company's ten largest United States customers accounted for approximately 29% and 47%, respectively, of total game sales. Two customers of computer games accounted for approximately 7% and 5%, respectively, of total net sales in 1998.

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

Foreign Operations; Export Sales
Sales of games abroad are made to independent distributors located in various countries. Export sales were $303,000 for fiscal 1998, $466,000 for fiscal 1997 and $561,000 for fiscal 1996. The following table shows for each of the Company's last three fiscal years, export sales of its games and magazine to the Company's four largest foreign markets.

                                      Sales (in dollars)
     Region                       1998          1997         1996
     --------------------------------------------------------------
     Japan                    $  10,800     $  10,100     $  21,900
     Canada                      70,000       143,000       102,300
     United Kingdom             106,700       106,400       222,000
     Australia                   40,600        68,200        55,100

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

Competition
There are a number of companies engaged in the sale of board and software games, including a number which are significantly larger than the Company. While the Company considers itself to be a player in the strategy games market, the overall board game market, including sports and family games, is dominated by a few large companies. The Company considers the primary competitive factors for its line to be the challenge and play appeal of the computer and board games it develops.
Competition in the games business is principally based on product quality and features, the compatibility of computer games with popular platforms, company or product line brand name recognition, access to distribution channels, marketing effectiveness, reliability and ease of use, price and technical support. Significant financial resources also have become a competitive factor in the games business, principally due to the substantial cost of product development and marketing that is required to support best-selling titles. In addition, competitors with broad product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. Retailers typically have a limited amount of shelf space, and there is intense competition among game producers for adequate levels of shelf space and promotional support from retailers. The Company believes that its pricing is generally competitive for the types of games that it sells.

Competition in the printing business is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology. The Company competes for commercial business not only with large national printers, but also with smaller regional printers.

Competition in the magazine industry is intense with numerous other publishers and retailers, as well as other media, competing for readers and advertising revenue. The Company considers the primary competitive factors to be the underlying philosophy of Girls' Life and the market segment being served.

Raw Materials
The principal raw materials used by the Company are finished paper, paperboard and ink. The Company generally purchases its requirements for each of these items from single sources, but the Company believes there are, at present, numerous sources from which its requirements could be met. The price of paper is a significant expense of the Company's publishing and printing businesses and began to rise around mid-year 1994 and continued to rise more dramatically in 1995 and early 1996. In mid-1996 paper prices began to fall. Paper price increases may have an adverse effect on the Company's future results.

Employees
At April 30, 1998, the Company employed approximately 100 full time personnel, including 17 executive and administrative personnel, 12 research and development personnel and 71 production personnel. None of the Company's employees are represented by a union.

Item 2.  DESCRIPTION OF PROPERTY
The Company leases property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains the Company's offices as well as its printing plant. The property is leased through 2006.

2. 6500 Quad Avenue, Baltimore, Maryland 21205. This property contains a manufacturing and warehouse facility and the lease expires on May 14, 2000.

The Company leases the Harford Road property from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, management believes the terms of the lease with Mr. Dott are comparable to lease terms for like properties in the same geographic area.

See "Certain Transactions" in the proxy statement of the Company for the 1998 Annual Meeting of Stockholders and Note F of Notes to Consolidated Financial Statements included in Part II, Item 7, below. Management believes that the Company's leased premises are generally adequate for the Company's business going forward.

Item 3. LEGAL PROCEEDINGS
Companies in the game and publishing industries are, in the ordinary course of business, made the subject of actions alleging copyright infringement and other actions. Such actions may allege large damages. The Company has, on an infrequent basis, had such claims made against it.

In mid-July, the Company settled the lawsuit, counterclaims and other claims involving MicroProse, Inc., Spectrum Holobyte, Inc., MicroProse Software, Inc., Hartland Trefoil, Ltd. and Activision, Inc., that pertain to the Company's Civilization products. Pursuant to such settlement, the Company paid $411,000 and assigned its rights in the Civilization products to MicroProse, Inc.

For the fiscal year ending April 30, 1998, the Company accrued $411,000 for settlement fees relating to the lawsuit which was settled in July 1998.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        NONE

                                PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Common Stock Market Prices and Dividends

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAHI. The number of stockholders of record on July 15, 1998 was 601. Because the Company failed to comply with the market value of public float requirements for continued listing on the Nasdaq National Market, effective with the commencement of trading on June 19, 1998, the Company's Common Stock was voluntarily delisted from the Nasdaq National Market and transferred to the Nasdaq SmallCap Market.

High and low closing sale prices for the last two years as reported on the Nasdaq National Market were:

                       Fiscal 1998                Fiscal 1997
Quarter                   Price                      Price
Ended                High        Low               High        Low
                     -------     -------        -------     -------
July 31              3           2-1/4          2-1/4       1-3/8
October 31           3-1/4       1-11/16        2-1/16      1-5/8
January 31           2-1/4       2              2-7/16      2
April 30             2-1/4       2-1/4          2-5/8       2-1/4

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN CAUTIONARY INFORMATION

     In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-KSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            (Continued)

OPERATING RESULTS.

      The Company has reported a net loss of $1.725 million or $1.06 per share for fiscal 1998. There can be no assurance that the Company's business strategies and tactics will be successful and that the Company will be profitable in future periods.

CASH FLOWS/PURSUIT OF STRATEGIC ALTERNATIVES.

     The Company's cash and cash equivalents have declined by $393,000 during fiscal 1998. Furthermore, the Company paid $411,000 in mid-July to settle a lawsuit and certain related claims pertaining to the Company's Civilization products. Management believes that existing cash and cash equivalents, together with cash generated from operations and investing activities, will be sufficient to meet the Company's liquidity and capital needs for the next 12 months. Nevertheless, due to the Company's operating losses over the past three years and its net losses for two of the past three years, which the Company attributes primarily to its games business, the Company has determined to renew its efforts to pursue strategic alternatives with respect to its games business, reduce operations in the games business and to focus the Company's resources on the printing business and the publishing business. The Company intends to limit the use of cash in the games business by reducing its research and development efforts and may reduce its games business workforce. Possible strategic alternatives for the games business could include, among other things, a possible business combination, disposition of assets or other similar transactions. No agreements have been reached as to any such alternatives, and satisfactory arrangements are not assured. There can be no assurance that the Company will successfully implement a strategic alternative or that the Company will have sufficient cash to meet its liquidity and capital needs for the foreseeable future. In the event the Company's cash resources are insufficient to meet its liquidity and capital needs, the Company may be required to obtain alternative financing or significantly curtail its operations. There can be no assurance that the Company will be successful in its pursuit of strategic alternatives or in securing new financing, if necessary, or that the Company's products will generate receivables and other assets sufficient to support an adequate level of financing. Any curtailment of the Company's operations could have a material adverse effect on the Company.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            (Continued)

FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY.

     The Company's operating results have varied significantly in the past and are expected to vary significantly in the future as a result of the volatility of the games industry and particularly the computer games market. This variability is a result of factors such as: 1) volume of shipments of significant new products, 2) the degree of market acceptance of the Company's products, 3) the introduction of products competitive with those of the Company,
4) the timing and market acceptance of new product introductions, 5) the size and growth rate of the consumer software and games market, 6) the seasonality of sales, 7) development and promotional expenses relating to the introduction of new products or new versions of existing products, 8) product returns and markdowns, 9) changes in pricing policies by the Company and its competitors,
10) the accuracy of retailers' forecasts of consumer demand, 11) the timing of orders from major customers, 12) order cancellations, 13) delays of shipment, and 14) write-offs of advance royalty payments. Because a majority of the unit sales for a computer game typically occurs in the first 90 to 180 days following the introduction of the game, the revenue of the Company's games business may increase significantly in a period in which a major game, especially computer game, introduction occurs and may decline in following periods or in periods in which there are no major game introductions. Certain overhead and product development expenses are fixed and do not vary directly in relation to revenue. Accordingly, to the extent management's focus on strategic alternatives for the games business, its commitment of resources to the printing business and publishing business, the possible reduction of the games business workforce and the reduction of games business research and development efforts limit the Company's ability to introduce new games, the revenue of the games business could be materially and adversely affected.

     The games business is highly seasonal. Typically, net revenue is highest during the last calendar quarter (which includes the holiday buying season), declines in the first calendar quarter, is lowest in the second and increases in the third calendar quarter. This seasonal pattern is due primarily to the increased demand for games during the year-end holiday buying season. The Company's net revenue, however, is largely dependent on releases of new games and, as such, may not necessarily reflect the seasonal patterns of the industry as a whole. The Company expects that its net revenue and operating results will continue to fluctuate significantly in the future.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS; PRODUCT DELAYS.

      A significant portion of the revenue of the games division is generated by products introduced during that fiscal year. The Company has depended on both the timely introduction of successful new products or sequels to existing products to replace declining revenue from older products and to provide continued revenue from back-catalog products. If for any reason revenue from new products or other activities fails to replace declining revenue from existing products, or if revenue from back-catalog titles declines significantly, the business, operating results and financial condition of the games business may be materially and adversely affected. The Company expects that its emphasis on pursuing strategic alternatives for the games business, the possible reduction of the games business workforce and the reduction of games business research and development efforts will limit the Company's introduction of new games which could have a material adverse effect on the revenues of the games business going forward.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS
            (Continued)

UNCERTAINTY OF MARKET ACCEPTANCE; SHORT PRODUCT LIFE CYCLES.

     The market for games, especially computer games, has been characterized by shifts in consumer preferences and short product life cycles. Consumer preferences for games are difficult to predict and few games achieve sustained market acceptance. There can be no assurance that new products introduced by the Company will achieve any significant degree of market acceptance, that such acceptance will be sustained for any significant period, or that product life cycles will be sufficient to permit the Company to recoup development, marketing and other associated costs. In addition, if market acceptance is not achieved, the Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. Failure of new products to achieve or sustain market acceptance or product returns in excess of the Company's expectations would have a material adverse effect on the Company's games business and its operating results.

COMPETITION

     Each segment of the Company's business is intensely competitive and populated by numerous competitors including large companies with substantially greater financial, technical and marketing resources than those of the Company. The board and computer game industries, including sports and family games, are dominated by a few large companies. Competition in the games business is principally based on product quality and features, the compatibility of computer games with popular platforms, company or product line brand name recognition, access to distribution channels, marketing effectiveness, reliability and ease of use, price and technical support. Significant financial resources also have become a competitive factor in the games business, principally due to the substantial cost of product development and marketing that is required to support best-selling titles. In addition, competitors with broad product lines and popular titles typically have greater leverage with distributors and other customers who may be willing to promote titles with less consumer appeal in return for access to such competitor's most popular titles. Retailers typically have a limited amount of shelf space, and there is intense competition among game producers for adequate levels of shelf space and promotional support from retailers. As the number of games products increases, the competition for shelf space has intensified, resulting in greater leverage for retailers and distributors in negotiating terms of sale, including price discounts and product return policies. The Company expects that its emphasis on pursuing strategic alternatives for the games business, the possible reduction of the games business workforce and the reduction of games business research and development efforts will limit the Company's ability to compete effectively in the games business going forward.

     Competition in the printing business is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology. The Company competes for commercial business not only with large national printers, but also with smaller regional printers. The Company also believes that excess capacity in the industry, especially during periods of economic downturn, may result in downward pricing pressure and intensified competition in the printing industry. Given these factors, there can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors, and the failure to do so may have a material adverse effect on the results of the printing business. See "Business--Competition."

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (Continued)

TECHNOLOGICAL CHANGE

     Technology in the printing industry has evolved and continues to evolve. As technology continues to evolve and as its customers' needs become more specialized and sophisticated the Company will likely be required to invest significant additional capital in new and improved technology in order to maintain and enhance the quality and competitiveness of, and to expand, its products and services. If the Company is unable to acquire new and improved technology, facilities and equipment or to develop and introduce enhanced or new products and services, the results of operations and cash flows of the Company's printing business could be materially adversely affected.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS; RISK OF LITIGATION.

     The Company holds copyrights on its products, manuals, advertising and other materials and maintains trademark rights in the names of products owned by the Company. The Company regards its software as proprietary and relies primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. Unauthorized copying is common within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company's business, operating results and financial condition could be adversely affected. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. As is common in the games business, from time to time the Company receives notices from third parties claiming infringement of intellectual property rights of such parties. The Company investigates these claims and responds as it deems appropriate. Any claims or litigation, with or without merit, could be costly and could result in a diversion of resources and management's attention, which could have a material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, operating results and financial condition. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Further, the Company enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (Continued)

DEPENDENCE ON DISTRIBUTORS; RISK OF CUSTOMER BUSINESS FAILURE; PRODUCT RETURNS.

     Certain mass market retailers have established exclusive buying relationships under which such retailers will buy games from only one intermediary. In such instances, the price or other terms on which the Company sells to such retailers may be adversely affected by the terms imposed by such intermediary, or the Company may be unable to sell to such retailers on terms which the Company deems acceptable. The loss of, or significant reduction in sales attributable to, any of the Company's principal distributors or retailers could materially adversely affect the Company's games business and its operating results. Distributors and retailers in the games industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's games business and its operating results. Sales are typically made on credit, with terms that vary depending upon the customer and the nature of the product. The Company does not hold collateral to secure payment owed or due. As a result of the foregoing, a payment default by a significant customer could have a material adverse effect on the Company's games business and its operating results. The Company also is exposed to the risk of product returns from distributors and retailers. The Company could be forced to accept substantial product returns to maintain its relationships with retailers and its access to distribution channels. Excessive product returns could have a material adverse effect on the Company's business, operating results and financial condition.

RISK OF SOFTWARE DEFECTS.

     Software products such as those offered by the Company in connection with it's computer games activities frequently contain errors or defects. Despite extensive product testing, in the past the Company has released products with defects and has discovered software errors in certain of its product offerings after their introduction. In particular, the PC hardware environment is characterized by a wide variety of non-standard peripherals (such as sound cards and graphics cards) and configurations that make pre-release testing for programming or compatibility errors very difficult, time-consuming and costly. There can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in a loss of or delay in market acceptance, which could have a material adverse effect on the Company's business, operating results and financial condition.

EFFECT OF INCREASES IN PAPER AND POSTAGE COSTS

     The price of paper is a significant expense of the Company's publishing and printing businesses and began to rise around mid-year 1994 and continued to rise more dramatically in 1995 and early 1996. In mid-1996 paper prices began to fall. Paper price increases may have an adverse effect on the Company's future results. Postage for product and magazine distribution is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and magazine. Postage costs increase periodically and can be expected to increase in the future. No assurances can be given that the Company can pass such cost increases through to its customers.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (Continued)

LIMITED MARKET FOR PUBLISHING BUSINESS

     The Girls' Life magazine is targeted to girls ages seven to fourteen. Since Girls' Life's target audience is limited by age and gender, Girls' Life, unlike other magazines that appeal to broader age groups, must replace a large portion of its readership each year due to maturation of audience. Accordingly, Girls' Life's promotional expenses that are designed to replace and expand its readership may be higher than other magazines with comparable circulation.
There can be no assurance that Girls' Life will be able to replace its existing reader and expand its circulation going forward. Any decrease in Girls' Life's circulation, due to demographic or other factors, can be expected to have a material adverse effect on the revenues of the Company's publishing business.

CONTROL BY PRINCIPAL STOCKHOLDERS

     A. Eric Dott and, his son, Jackson Y. Dott, the Company's Chairman and President, respectively, beneficially own an aggregate of [42]% of the outstanding voting securities of the Company. Accordingly, these stockholders have the ability, acting together, to exercise significant control over fundamental corporate transactions requiring stockholder approval, including without limitation the election of Directors, approval of merger transactions involving the Company and sales of all or substantially all of the Company's assets.

RESULTS OF OPERATIONS 1996 THROUGH 1998

Sales increased $367,000 or 5% in 1998 from 1997. The increase relates primarily to Girls' Life sales which increased $1,620,000 or 137% in 1998 from 1997 as a result of increased promotions and direct mail advertising of the magazine and increased revenue from newsstand sales and advertising. Computer game sales decreased $1,085,000 or 61% in 1998 from 1997 as a result of fewer new computer game releases and the return of computer games in fiscal 1998. Board game sales decreased $21,000 or 1% in 1998 from 1997. Printing sales decreased $147,000 or 5% from 1997 as a result of increased competition. The allowance for return of computer games during fiscal 1998 was decreased $150,000 to account for estimates of games returned or to be returned that relate to sales of computer games.

In 1997 sales increased $1,345,000 or 21% from 1996. The increase related primarily to game sales which increased $555,000 or 16% in 1997 from 1996 due to new computer games releases and Girls' Life sales which increased $578,000 or 96% in 1997 from 1996 due to increased subscriptions and advertising revenue. Computer game sales increased $790,000 or 79% in 1997 from 1996. Board game sales decreased $235,000 or 11% in 1997 from 1996. Printing sales increased $212,000 or 8% from 1996 related sales. Girls' Life sales of $1,180,000 accounted for 15% of total net sales for fiscal 1997. The allowance for doubtful accounts at the end of fiscal 1996 was increased $50,000 to account for estimates of uncollectible amounts related to the increased volume in sales of the magazine.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            (Continued)

Foreign sales decreased $163,000 or 35% and $95,000 or 17% in 1998 and 1997, respectively. The decreases in foreign sales in 1998 and 1997 relates primarily to lower sales by dealers in Canada and the UK and the lack of new games releases during both years.

Cost of goods sold as a percent of sales was 74% in 1998, 66% in 1997 and 72% in 1996. The increase in 1998 was primarily due to the decrease in game sales which decreased $1,106,000 or 28% in 1998 from 1997 amd discontinued board games and board game parts valued at $202,000 that were destroyed during the fourth quarter of FY 1998. Printing sales continued to carry low margins as a result of competitive market prices. Cost of goods sold as a percent of sales for Girls' Life decreased to 72% in 1998 from 78% in 1997 due to increased sales of $1,620,000 in 1998.

Selling, general and administrative expenses as a percentage of sales were 43% in 1998, 30% in 1997, and 32% in 1996. The increase in 1998 of $1,177,000 primarily relates to higher promotional and advertising expenses for publishing and computer game sales, increased royalty payments in the games segment, new personnel associated with computer game sales and publishing and legal settlement fees of $411,000. In July 1998 the Company settled a lawsuit and has accrued the settlement costs of $411,000 at April 30, 1998. The increase in 1997 of $261,000 was principally due to the increase in selling, general and administrative expenses in royalty and advertising expenses in the game sales segment due to increased sales of computer games and increased promotional and advertising expenses for Girls' Life magazine.

Research and development expenses increased $49,000 in 1998, and increased $27,000 in 1997. The increase in 1998 and 1997 is due to the increase in research and development costs associated with the release of new computer games during both years.

Other income decreased $119,000 and increased $186,000 in 1998 and 1997, respectively. The 1998 decrease and 1997 increase were primarily due to unrealized gains attributed to marketable securities, a gain on the sale of property and other miscellaneous items which occurred in 1997.

No provision (benefit) for current income taxes has been recorded for fiscal years 1998, 1997 and 1996.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (Continued)

LIQUIDITY AND SOURCES OF CAPITAL
Cash and cash equivalents decreased $393,000 in fiscal 1998 to $1,738,000, and increased $165,000 in 1997. The decrease in 1998 resulted primarily from cash used by operations of $415,000 and purchases of equipment in the amount of $140,000, net of the proceeds from the sale of marketable securities of $175,000. The increase in 1997 was principally the result of cash provided by operations of $307,000 and other miscellaneous income items. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables. During 1998 and 1997, the Company maintained an average balance for certificates of deposit and treasury bills of approximately $1,670,000 and $1,510,000, respectively.

The Company leases its office, warehouse, and manufacturing facilities under noncancellable operating leases. Annual commitments under these leases at April 30, 1998 are as follows: 1999 through 2000 - $327,000, 2001 through
2006 - $127,000. Certain of these leases are with the Company's Chairman and a member of his family.

At April 30, 1998, the Company has no debt with third-party lenders.

During July 1998, cash and cash equivalents ranged from approximately $1.7 million to $1.3 million and was approximately $1 million at July 15, 1998 after the payment of $411,000 to settle the Civilization lawsuit and related claims. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables. Management believes that existing cash and cash equivalents, together with cash generated from operations and investing activities, will be sufficient to meet the Company's liquidity and capital needs for the next 12 months. Nevertheless, due to the Company's operating losses over the past three years and its net losses for two of the past three years, which the Company attributes primarily to its games business, the Company has determined to renew its efforts to pursue strategic alternatives with respect to its games business, reduce operations in the games business and to focus the Company's resources on the printing business and the publishing business. The Company intends to limit the use of cash in the games business by reducing its research and development efforts and may reduce its games business workforce. Possible strategic alternatives for the games business could include, among other things, a possible business combination, disposition of assets or other similar transactions. No agreements have been reached as to any such alternatives, and satisfactory arrangements are not assured. There can be no assurance that the Company will successfully implement a strategic alternative or that the Company will have sufficient cash to meet its liquidity and capital needs for the foreseeable future. In the event the Company's cash resources are insufficient to meet its liquidity and capital needs, the Company may be required to obtain alternative financing or significantly curtail its operations. There can be no assurance that the Company will be successful in its pursuit of strategic alternatives or in securing new financing, if necessary, or that the Company's products will generate receivables and other assets sufficient to support an adequate level of financing. Any curtailment of the Company's operations could have a material adverse effect on the Company.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           (Continued)

IMPACT OF INFLATION AND CHANGING PRICES
Due to the highly competitive nature of the industry segments in which the Company operates, increased costs were unable to be fully passed on to customers in the three year period ended April 30, 1998.

Charges to depreciation represent the allocation of historical costs over past years, and are significantly less than if they were based on the consumption of current cost of productive assets. Assets replaced in future years will be replaced at significantly higher costs but replacements are expected to produce economies in production.

YEAR 2000 DISCLOSURE:   The  Company  has  reviewed  existing  computer
programs, including software and hardware, and plans to replace the existing software and hardware by the end of 1998 at an estimated cost of $100,000. Company management does not believe the change over to new software and hardware will have a material effect on the Company's business, operations or financial condition.

Item 7.     FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition
------------------------------------------------------------------------
April 30,                                          1998           1997
------------------------------------------------------------------------
                                                     (000's Omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $1,738         $2,131
   Marketable securities, at fair value                0            148
   Accounts receivable, net                          973          1,213
   Inventories, less allowance for
       obsolescence (1998 and 1997
       - $350,000)
      Raw materials and component parts              694            752
      Work in progress                               174            112
      Finished goods                               1,100          1,206
                                                  ----------------------
                                                   1,968          2,070
Prepaid expenses                                      47            134
                                                  ----------------------
                   TOTAL CURRENT ASSETS             4,726          5,696


PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and
      fixtures                                     4,329          4,189
   Leasehold improvements                            305            305
   Accumulated depreciation                       (4,076)        (3,921)
                                                  ----------------------
                                                     558            573
                                                  ----------------------
INTANGIBLE ASSETS-NET                                 45             43
                                                  ----------------------
                                                  $5,329         $6,312
                                                  ======================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  352         $  459
   Accrued expenses                                  723            281
   Deferred subscription revenue                   1,024            617
                                                  ----------------------
                   TOTAL CURRENT LIABILITIES       2,099          1,357
                                                  ----------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock-par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock-par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985: shares outstanding
      1,619,820 on April 30, 1998 and
      April 30, 1997                                 527            527
   Capital surplus                                 3,378          3,378
   Retained (deficit) earnings                      (553)         1,172
                                                  ----------------------
                                                   3,352          5,077
   Treasury stock at par - 490,165 shares on
      April 30, 1998 and April 30, 1997             (122)          (122)
                                                   ---------------------
                   TOTAL STOCKHOLDERS' EQUITY      3,230          4,955
                                                   ---------------------
                                                  $5,329         $6,312
                                                   ====================

See Notes to Consolidated Financial Statements.

Item 7.     FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
---------------------------------------------------------------------------
Year Ended April 30,                     1998         1997         1996
---------------------------------------------------------------------------
                                  (000's Omitted, except share information)
Net Sales - games                      $2,844       $3,950       $3,395
    - printing and envelope
         manufacturing                  2,587        2,734        2,522
    - publishing                        2,800        1,180          602
                                   -------------------------------------
                                        8,231        7,864        6,519
                                   -------------------------------------

Cost of goods sold - games              1,628        1,768        1,669
    - printing and envelope
         manufacturing                  2,462        2,492        2,416
    - publishing                        2,016          920          616
                                   -------------------------------------
                                        6,106        5,180        4,701
                                   -------------------------------------

Gross profit                            2,125        2,684        1,818
                                   -------------------------------------
Selling, general and
   administrative expenses              3,502        2,325        2,064

Research and development                  443          394          367
                                   -------------------------------------
     Operating expenses                 3,945        2,719        2,431
                                   -------------------------------------
Loss from operations                   (1,820)         (35)        (613)
                                   -------------------------------------
Other:
   Investment income                        73          71           65
   Realized and unrealized gain (loss)
      on marketable securities              27          24          (37)
   Gain on sale of building                  0          67            0
   Other                                    (5)         52            0
                                   -------------------------------------
                                            95         214           28
                                   -------------------------------------
Income (loss) before income taxes       (1,725)        179         (585)
                                   -------------------------------------
Provision for income taxes                   0           0            0
                                   -------------------------------------
Net income (loss)                      $(1,725)        179       $ (585)
                                   -------------------------------------
Basic and diluted Income (loss)
     per share                         $ (1.06)     $  .11       $ (.36)
                                   =====================================
Weighted average number of
     shares outstanding              1,619,820   1,619,848    1,620,170
                                   =====================================

See Notes to Consolidated Financial Statements.

Item 7.     FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
                   (000's omitted, except shares outstanding data)
                                                               Total
              Shares     Common Capital  Retained  Treasury Stockolders'
             Outstanding  Stock  Surplus  Earnings   Stock      Equity
             ----------  ------  -------  --------  --------  ----------
Balance
May 1, 1995     1,620,170  $ 527   $ 3,379  $ 1,578   $ (122)  $ 5,362

Net Loss-1996                                  (585)              (585)
              ----------------------------------------------------------
Balance
April 30, 1996  1,620,170    527     3,379      993     (122)    4,777

Purchase of
 Stock for
 Treasury            (350)              (1)                         (1)

Net Income-1997                                  179                179
              ----------------------------------------------------------
Balance
April 30, 1997 1,619,820     527     3,378     1,172    (122)     4,955

Net Loss-1998                                 (1,725)            (1,725)
              ----------------------------------------------------------
Balance
April 30, 1998 1,619,820   $ 527   $ 3,378   $  (553) $ (122)   $ 3,230
              ==========================================================

See Notes to Consolidated Financial Statements.

Item 7.     FINANCIAL STATEMENTS (Continued)
Consolidated Statements of Cash Flows
------------------------------------------------------------------------
Year Ended April 30,                            1998     1997     1996
------------------------------------------------------------------------
                                                    (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                           $(1,725)   $ 179    $( 585)
  Adjustments to reconcile net (loss)        --------------------------
    income to net cash (used in) provided
    by operating activities:
     Depreciation                                155      135       135
     Amortization                                 58       14        15
     Gain on disposal of property
        and equipment                              0    (  66)    (   9)
     Gain on sale of marketable
        securities                             (  27)       0         0
     (Decrease) increase in accounts
        receivable allowances                  ( 146)     157     ( 152)
     Inventory write-off                           0       90         0
     Unrealized (gain) loss on marketable          0    (  24)       37
        securities
   Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
        Accounts receivable, gross               386    ( 521)      647
        Inventories                               55    ( 219)      196
        Refundable income taxes                    0        0        60
        Prepaid expenses                          87    (  16)        9
     Increase (decrease) in operating
        liabilities:
        Accounts payable                       ( 107)     161     (  74)
        Accrued expenses                         442       53     ( 131)
        Deferred subscription revenue            407      364       101
                                               -------------------------
Total adjustments                              1,310      128       834
                                               -------------------------
   Total cash (used in) provided by
      operating activities                     ( 415)     307       249
                                               -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          ( 140)   ( 188)    (  16)
  Purchases of intangible assets               (  13)   (  32)    (   3)
  Cash proceeds from disposal of property
     and equipment                                 0       79       109
  Cash proceeds from the sale of marketable
     securities                                  175        0         0
                                              -------------------------
    Total cash provided by (used in)
       investing activities                       22    ( 141)       89
                                               -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of stock for treasury                 0    (   1)        0
                                               -------------------------
    Total cash used in financing activities        0    (   1)        0
                                               -------------------------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                           ( 393)     165       338
CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                            2,131    1,966     1,628
                                               -------------------------
CASH AND CASH EQUIVALENTS
  END OF YEAR                                $ 1,738   $2,131    $1,966
                                               =========================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
    ACTIVITIES
Write-off of marketable securities            $    0   $   18    $  102

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of Monarch Avalon, Inc. and its wholly-owned Subsidiaries (collectively, "the Company"), include Monarch Avalon, Inc. and its wholly-owned subsidiaries, Girls' Life, Inc., Creampuffs, Inc. and Broken Windows, Inc.

Girls' Life, Inc. ("Girls' Life") was incorporated in December 1993 in the State of Maryland and publishes a magazine for young girls ages seven to fourteen. Substantial operations began in fiscal year 1995 with the release of its initial bi-monthly publication in August 1994. Magazines are sold across North America through a distributor and directly by Girls' Life through one and two year subscriptions.

Creampuffs, Inc. was incorporated on March 12, 1997 in the State of Maryland as a marketing company for others. This new subsidiary did not engage in any operations in the years ending April 30, 1998 and 1997.

Broken Windows, Inc. was incorporated on June 11, 1997 in the State of Maryland as a retail operation. On November 26, 1997, Broken Windows, Inc. opened a retail store in Maryland for the purpose of selling computer and board games manufactured by Monarch Avalon, Inc. and computer and board games manufactured by other companies. Products associated with Girls' Life magazine were also offered for sale to the general public. The retail store was closed on January 17, 1998.

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

All material intercompany balances between Monarch Avalon, Inc. and Girls' Life Inc., Creampuffs Inc. and Broken Windows, Inc. have been eliminated in consolidation.

NOTE B - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

REVENUE RECOGNITION: Girls' Life Inc. recognizes revenue related to subscriptions for its magazine according to the ratio of magazines issued to total subscribed issues. Deferred subscription revenue represents amounts collected for subscriptions of the magazine not yet issued.

Revenues from the sale of products by Monarch Avalon, Inc. are recorded upon shipment to the customer. An accrual for customer returns, primarily related to computer game sales, is recorded based upon current sales, the timing of those sales and historical experience.

Revenues from the sale of products by Broken Windows, Inc. are recorded upon receipt by the retail customer as a charge or cash sale.

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

ACCOUNTS RECEIVABLE: Monarch's principal customers are distributors and retail stores worldwide (games) and commercial entities (printing). Receivables are generally due within 30 days. However, the Company grants seasonal and other payment terms to certain of its customers. Two customers of computer games accounted for approximately 11% and 10%, respectively of total net sales in 1997. No one customer accounted for over 10% of total net sales in 1998 or 1996.

Girls' Life sells its magazine through a distributor and direct individual subscriptions. Receivables consist of advertising income and sales of magazines through the distributor for issues released prior to April 30.

INTANGIBLE ASSETS: Intangible assets consist of trademarks, copyrights and goodwill and are amortized using the straight-line method over periods estimated to be benefited. At April 30, 1998 and 1997, intangible assets are net of accumulated amortization of $238,048 and $227,164 respectively.

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

MARKETABLE SECURITIES: The Company accounts for its investments in equity securities under the accounting and reporting provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). The Company has classified its investments as trading securities based on its intended use. As such, unrealized holding gains and losses are included in the consolidated statements of operations. During fiscal years 1997 and 1996, certain investments with no market value and a cost basis of approximately $18,000 and $102,000 respectively were written off. At April 30, 1997, the cost of marketable securities exceeded the market value by approximately $54,000. The marketable securities were sold during fiscal year 1998.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are charged to expense when incurred.

INCOME TAXES: The Company provides for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which requires an asset and liability approach to financial accounting and reporting for income taxes (see Note D). Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable income or deductible amounts. The deferred tax assets and liabilities are measured using enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

EARNINGS PER SHARE: The Company has adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share" during the fiscal year ending April 30, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. Potential dilutive common shares do not change basic earnings per share because their effect would be antidilutive. The implementation of SFAS No. 128 did not have an effect on the financial statements.

STOCK-BASED COMPENSATION ARRANGEMENTS: The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation arrangements. Accordingly, no compensation has been recognized. Had compensation costs been determined based on fair value at the grant date forward consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income or loss would not have been affected on a pro forma basis. No adjustment to the Company's net income or loss is required for the years ended April 30, 1998, 1997 and 1996.

NEW ACCOUNTING PRONOUNCEMENTS: The Company has adopted Statement of Financial Accounting Standard No. 129 (SFAS 129), "Disclosure of Information about Capital Structure" for the fiscal year ending April 30, 1998. SFAS 129 establishes standards for disclosing information about an entity's capital structure. The implementation of SFAS 129 did not have a material effect on the financial statements.

The Company is required to adopt Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income" for the fiscal year ending April 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The implementation of SFAS No. 130 will not have a material effect on the financial statements.

The Company is required to adopt Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" for the fiscal year ending April 30, 1999. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. The implementation of SFAS No. 131 will not have a material effect on the financial statements.

NOTE C - ACCOUNTS RECEIVABLE
Accounts receivable consist of the following:

                                         1998           1997
                                         ----           ----
Accounts Receivable-games          $  513,348     $  885,682
                   -printing          398,943        353,125
                   -publishing        247,854        307,397
                                   -----------    -----------
Less:                               1,160,145      1,546,204
  Allowance for doubtful accounts    (142,491)      (138,628)
  Allowance for customer returns     ( 44,518)      (194,518)
                                   -----------    -----------
                                   $  973,136     $1,213,058
                                   ===========    ===========

NOTE D-INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the Federal statutory rates is as follows:

------------------------------------------------------------------------
Year Ended April 30,                          1998      1997      1996
------------------------------------------------------------------------

Federal income tax at statutory rate           (34)%     (34)%     (34)%
Net operating losses and other tax credits      33        33        33
Non-deductible items and other                   1         1         1
                                               -----     -----     -----
                                                 - %       - %       - %
                                               =====     =====     =====

The components of the deferred income tax provision (benefit) before reduction for the valuation allowance are as follows:
------------------------------------------------------------------------
Year Ended April 30,                      1998         1997        1996
------------------------------------------------------------------------

Depreciation                         $   2,000    $   5,000   $( 71,000)
Uniform Capitaliation                   (2,000)    (  1,000)        ---
Allowances for accounts receivable      57,000     ( 61,000)     59,000
Amortization                             3,000     (  3,000)      1,000
Unrecognized benefit of change
  in bases of assets                    28,000       10,000      41,000
Net operating loss and other
  tax credit carryforward             (732,000)     172,000    (342,000)
                                     -----------  ----------  ----------
                                     $(644,000)   $ 122,000   $(312,000)
                                     ===========  ==========  ==========

The deferred tax assets (liabilities) result from the following temporary differences:
------------------------------------------------------------------------
April 30,                                              1998        1997
------------------------------------------------------------------------

Current:
  Financial statement accruals, net              $   34,000   $  62,000
  Inventory reserves and uniform capitalization     153,000     151,000
  Allowances for accounts receivable                 73,000     130,000
                                                 ----------   ---------
                                                    260,000     343,000
Non-current:                                     ----------   ---------
  Depreciation                                      (18,000)    (16,000)
  Amortization                                       10,000      13,000
  Net operating loss and other tax
    credits-carryforwards                         1,015,000     283,000
                                                 ----------   ---------
                                                  1,007,000     280,000
                                                 ----------   ---------
Net deferred tax asset                            1,267,000     623,000
Valuation allowance                              (1,267,000)   (623,000)
                                                 ----------   ---------
                                                 $     ---    $     ---
                                                  ==========   =========

In Fiscal 1998 and the five years prior to Fiscal 1997, the Company incurred book and tax losses. As such, management has concluded that it is more likely than not that the Company will not generate taxable income sufficient to realize the tax benefit associated with future temporary differences and operating loss carryforwards prior to their expiration; therefore, the Company has recorded a full valuation reserve against the deferred tax asset. However, if significant improvements in operations occur and taxable income is realized in future years, a reduction in the valuation reserve will be necessary.

For tax purposes the Company had available, at April 30, 1998, net operating loss carryforwards for regular Federal income tax of approximately $2,508,000 which will expire in the years 2010, 2011 and 2013. There were no cash payments for income taxes in 1998, 1997 and 1996. In 1996, the Company received income tax refunds of $60,000.

NOTE E - PROFIT-SHARING PLAN

Substantially all of the Company's employees participate in a profit-sharing plan. Contributions are determined by the results of operations and can be increased at the discretion of the Board. There were no contributions in 1998, 1997 and 1996.

NOTE F - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office, warehouse and manufacturing facilities. Several of the leases provide for renewal options ranging from two to five years. The Company generally must pay for property taxes, insurance and maintenance costs related to the properties. Total rental expense for 1998, 1997 and 1996 was approximately $317,000, $298,000, and $298,000, respectively.

The future annual minimum rental commitments for non-cancellable operating leases as of April 30, 1998 are as follows: 1999 through 2000 - $327,000, 2001 through 2006 - $127,000.

Certain facilities are leased annually for approximately $127,000 from the Chairman of the Company and a member of his family.

LITIGATION: In July 1998 the Company settled a lawsuit and has accrued the settlement costs of $411,000 at April 30, 1998. The Company is involved from time to time in legal actions arising in its normal course of operations.

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

On October 3, 1997, the stockholders approved the proposal to grant to each of the Company's President and two outside directors options to purchase 40,000 unregistered shares of the Company's common stock for $2.00 per share and approved the proposal to grant to the Company's Chairman, options to purchase 80,000 unregistered shares of the Company's common stock for $2.00 per share, a price approximating the fair value of these shares at the dates of grant. The options terminate on September 30, 1998.

No options have been exercised or canceled during the year ended April 30, 1998. Options outstanding total 500,000 shares.

NOTE G - SEGMENT INFORMATION

The Company operates in three industry segments: Games, Printing and Publishing. Operating profit (loss) represents net sales less all identifiable operating expenses. General corporate expenses, income taxes and other income or expense are excluded from segment operations.

                                                ($000 Omitted)
                                           1998      1997      1996
                                           ----      ----      ----

Net Sales
   -Games                                 $2,844    $3,950    $3,395
   -Printing                               2,587     2,734     2,522
   -Publishing                             2,800     1,180       602
                                          -------   -------   -------
     Total                                 8,231    $7,864    $6,519
                                          =======   =======   =======
   Operating (loss) Profit:
   -Games                                 (1,489)   $  364    $  369
   -Printing                              (  450)     (313)     (593)
   -Publishing                               262      (  9)     (226)
                                          -------   -------   -------
     Total                                (1,677)       42      (450)
   General Corporate Expenses, net          (143)     ( 77)     (163)
   Other Income, net                          95       214        28
                                          -------   -------   -------
Income (loss) before income taxes         (1,725)   $  179    $ (585)
                                          =======   =======   =======

                                                 ($000 Omitted)
                                            1998      1997      1996
                                            ----      ----      ----
Identifiable Assets:
   -Games                                 $2,204    $2,695    $2,357
   -Printing                               1,214     1,139     1,223
   -Publishing                               488       306       247
   General Corporate                       1,423     2,172     1,729
                                          -------   -------   -------
                                          $5,329    $6,312    $5,556
                                          =======   =======   =======
Depreciation and Amortization:
   -Games                                 $  102    $   49    $   50
   -Printing                                 111       100       100
                                          -------   -------   -------
                                          $  213    $  149    $  150
                                          =======   =======   =======
Capital Expenditures:
   -Games                                 $   65     $  103    $   11
   -Printing                                  88        117         8
   -Publishing                                 -         -         -
                                          -------   -------   -------
                                          $  153    $  220    $   19
                                          =======   =======   =======

Corporate assets consist mainly of cash and cash equivalents, marketable securities and certain other assets.

The Company sells its products in both the United States and foreign countries. Export sales were approximately $303,000, for 1998, $466,000 for 1997, and $561,000 for 1996.

Intersegment sales or transfers were $851,000 for 1998, $869,000 for 1997 and $737,000 for 1996. These sales are not included in the sales shown above. Intersegment sales are accounted for at prices comparable to unaffiliated customer sales. All segments share certain facilities and operate under common management. These expenses are allocated ratably to each segment.

                         -----------------------

Consolidated Quarterly Results of Operations

A summary of the unaudited consolidated quarterly results of operations for the years ended April 30, 1998 and 1997 is as follows.


                                          Fiscal 1998
                                      Three Months Ended
                         --------------------------------------------
                         July 31   October 31   January 31   April 30
                         -------   ----------   ----------   --------
                             (000 Omitted, except per share data)

Net Sales                 $1,628       $2,588       $1,748     $2,267
Gross Profit                 468        1,084           31        542
Net (Loss) Income           (256)           6         (686)      (789)
Net (Loss) Income
  per Common Share          (.16)         .00         (.42)      (.48)



                                          Fiscal 1997
                                      Three Months Ended
                         --------------------------------------------
                         July 31   October 31   January 31   April 30
                         -------   ----------   ----------   --------
                             (000 Omitted, except per share data)

Net Sales                 $1,177       $2,503       $2,315     $1,869
Gross Profit                 237          919        1,105        423
Net (Loss) Income           (177)         112          333       ( 89)
Net (Loss) Income
  per Common Share          (.11)         .07          .21       (.06)


In July 1998, the Company settled a lawsuit and has accrued the settlement cost of $411,000 in the three months ended April 30, 1998.

Independent Auditors' Report


To   the  Stockholders  and  Board  of  Directors,  Monarch  Avalon,  Inc.   and
Subsidiaries, Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of Monarch Avalon, Inc. and Subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monarch Avalon, Inc. and Subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.




/s/       Deloitte & Touche LLP
Deloitte & Touche LLP
Baltimore, Maryland
July 17, 1998

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          NONE
                                PART III

     Information required in Part III, Items 9-12 is incorporated by reference to the Company's proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders.


Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

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

              (f) Amendment to the Company's by-laws dated August
                  1, 1996 (incorporated by reference to Exhibit 3(f) to the Company's 10-QSB for the quarter ended
                  July 31, 1997).

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

              (d) Option to Purchase Common Stock dated October
                  4, 1996 issued to Helen D. Bentley, David F.
                  Gonano and Jackson Y. Dott (incorporated by reference 10(d) to the Company's 10-KSB for the year ended April 30, 1997).

              (e) Option to Purchase Common Stock dated April
                  21, 1997 issued to A. Eric Dott, Chairman of the Company (incorporated by reference to Exhibit 10(e) to the Company's 10-KSB for the year ended April 30, 1997).

           21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's
                  Form 10-QSB for the quarter ended October 31,
                  1997).

           27.    Financial Data Schedule.

              (b) The Company did not file any report on Form 8-K
                  during the fourth quarter of the year ended
                  April 30, 1998.

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





DATE: July 29, 1998
      -------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






Date   July 29, 1998                     /s/     Jackson Y. Dott
     ----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                         (Principal Executive Officer),
                                            Treasurer and Director


Date   July 29, 1998                     /s/    David F. Gonano
     ----------------                    -------------------------------
                                         David F. Gonano, Director




Date   July 29, 1998                     /s/   Helen Delich Bentley
     ----------------                    -------------------------------
                                         Helen Delich Bentley, Director




Date   July 29, 1998                     /s/    Steven M. Szekely
     ----------------                    -------------------------------
                                         Steven M. Szekely, Executive
                                         Vice-President and Secretary



Date   July 29, 1998                     /s/    A. Eric Dott
     ----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date   July 29, 1998                     /s/    Marshall Chadwell
     ----------------                    -------------------------------
                                         Marshall Chadwell, Controller
                                         (Principal Financial Officer),
                                          Principal Accounting Officer

                                EXHIBIT INDEX

Exhibit Number
--------------

     27        -     Financial Data Schedule