Form 10KSB40/A
period 1998-04-30
MONARCH AVALON INC
filed 1998-08-28
CIK 202685

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

                                PART I

Information required in Part I, Items 1-4, is incorporated by reference to the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on July 29, 1998.

                                PART II
Information required in Part II, Items 5-8, is incorporated by reference to the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission o0n July 29, 1998.

PART III

Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT


DIRECTORS AND OFFICERS

     The address of each of the Directors and officers of the Company is c/o Monarch Avalon, Inc., 4517 Harford Road, Baltimore, MD 21214.


Name, Age,                Director        Principal Occupation(s) and
                           Since          Business Experience During
                                                 Past 5 Years

A. Eric Dott, Age           1970          Chairman of the Board of
71                                        the Company since 1990.
                                          Mr. Dott is the father of
                                          Jackson Y. Dott, President
                                          of the Company.

Jackson Y. Dott,            1987          President, Treasurer and
Age 40                                    Chief Executive Officer at
                                          the Company since 1990.
                                          Mr. Dott is the son of A.
                                          Eric Dott, Chairman of the
                                          Company.

David F. Gonano,            1996          Certified Public
Age 51                                    Accountant, Tax Partner of
                                          Wolpoff and Company, LLP
                                          since 1992, Personal
                                          Financial Specialist.

Helen Delich                1995          President of Helen Bentley
Bentley Age 74                            and Associates, Inc. since
                                          1995; Consultant for The
                                          Port of Baltimore since
                                          1995; Member of the U.S.
                                          House of Representatives
                                          from 1985-1995.

Steven M. Szekely,          N/A           Executive Vice President of
Age 74                                    the Company since 1979 and
                                          Secretary of the Company
                                          since 1990.

Marshall Chadwell,          N/A           Chief Financial Officer of
Age 58                                    the Company since 1996;
                                          Controller of the Company
                                          since 1995.  Served as
                                          Business Manager of Wesley,
                                          Inc. from 1991 to 1995.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act") requires that the Company's Directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of change in ownership of the Common Stock of the Company. The same persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all required filing requirements under Section 16(a) of the Securities Exchange Act of 1934, were filed in fiscal year 1998.

Item 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or allocated to the chief executive officer for services rendered to the Company in all capacities during the years ended April 30, 1996, 1997 and 1998. Compensation paid to each other executive officer of the Company did not exceed $100,000 in any such year.

              Summary Compensation Table
                               Annual       Long-Term
                            Compensation   Compensation
                                              Awards

                                            Securities
Name and             Year     Salary        Underlying
Principal                      ($)            Options
Position

Jackson Y. Dott      1998     59,800        40,000(1)
Chief Executive      1997     43,100        40,000(2)
Officer              1996     43,100        40,000(3)
______________________

(1)  This option will expire on September 30, 1998.
(2)  This option expired without exercise on September 30, 1997.
(3)  This option expired without exercise on September 30, 1996.

STOCK OPTION EXERCISES AND HOLDINGS

     The following table includes the number of shares covered by all remaining unexercised stock options held by the Company's Chief Executive Officer as of April 30, 1998, segregated on both an exercisable and unexercisable basis. Also reported is the value for "in-the-money" options which represents the difference between the exercise price of any such remaining unexercised options and the year-end market price of the Common Stock.


       Aggregated Option Exercises In Fiscal Year Ended April 30, 1998
                  and Fiscal Year-End Option Values

                        Number of Unexercised    Value of Unexercised In-the-
                         Options at FY-End        Money Options at FY-End (2)

  Name    Shares
         Acquired
            on     Value
        Exercise  Realized
             (#)    ($)    Exercisable Unexercisable Exercisable Unexercisable


Jackson Y.
   Dott       0      0       40,000          0         $10,000        $0

(1)  This option will expire on September 30, 1998.
(2) Based on the closing price of the Common Stock on the Nasdaq National Market as of April 30, 1998.


                 Option Grants In Fiscal Year Ended April 30, 1998
                             (Individual Grants)

                                 % of
                  Number of   Total Options
                  Securities    Granted to   Exercise  Market Price
                  Underlying   Employees in   Price     on Date of   Experiation
                   Options     Fiscal Year   (S/Share)     Grant         Date
Name               Granted

Jackson Y. Dott     40,000         33.3%        $2.00      1 7/8       9/30/98

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of August 28, 1998 by (i) each person that is known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the outstanding shares of Common Stock; (ii) each Director; and (iii) all Directors as a group. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and disposition power with respect to the shares beneficially owned by such persons. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of        Amount and Nature of      Percen
Beneficial Owner           Beneficial Ownership      t of
                                                     Class
                                                     (1)

HIAC XII Corp.             712,019 (2)(3)            41.4%
1027 Newport Avenue,
Pawtucket, RI  02862

Hasbro, Inc.               721,019 (3)(4)            41.4%
1027 Newport Avenue
Pawtucket, RI 02862

Jackson Y. Dott            467,529 (5)               28.2%
Monarch Avalon, Inc.
4517 Harford Road
Baltimore, Md  21214

A. Eric Dott               253,490 (6)               14.9%
Monarch Avalon, Inc.
4517 Harford Road
Baltimore, Md  21214

Helen Delich Bentley       43,080  (5)               2.6%
Monarch Avalon, Inc.
4517 Harford Road
Baltimore, Md  21214

David F. Gonano            40,000  (5)               2.4%
Monarch Avalon, Inc.
4517 Harford Road
Baltimore, Md  21214

All Directors and          804,099 (7)               44.2%
Executive Officers as a
group (4 persons).

_________________

(1)  The calculation of percent of class is based on the number of shares of
     Common Stock outstanding as of [   ], 1998 assuming exercise of the
     currently exercisable options held by such nominee.
(2) Power to vote with respect to certain matters and power to restrict disposition may be deemed to be shared with Jackson Y. Dott, with respect to 467,529 of such shares, and A. Eric Dott, with respect to 253,490 of such shares, pursuant to Voting Agreement and Irrevocable Proxy. HIAC XII Corp. disclaims beneficial ownership of such shares.
(3) Includes shares issuable on the exercise of options to purchase 80,000 shares held by A. Eric Dott and options to purchase 40,000 shares held by Jackson Y. Dott with respect to which voting power may be deemed to be shared with HIAC XII Corp. and Hasbro, Inc. pursuant to the Voting Agreement and the Irrevocable Proxy. HIAC XII Corp. and Hasbro, Inc. have no right to require the exercise of the options held by Mr. E. Dott and Mr.
     J. Dott.
(4) HIAC XII Corp. is an indirect wholly owned subsidiary of Hasbro, Inc. Accordingly, shares that may be deemed to be owned by HIAC XII Corp. may be deemed to be owned by Hasbro, Inc. Hasbro, Inc. disclaims beneficial ownership of such shares.
(5) Includes 40,000 shares purchasable upon the exercise of a currently exercisable option.
(6) Includes 80,000 shares purchasable upon the exercise of a currently exercisable option.
(7) Included in the shares beneficially owned are 200,000 shares purchasable by the Directors and executive officers as a group upon exercise of currently exercisable options held by them.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     Mr. A. Eric Dott is the joint owner with his wife of certain real property located in Baltimore, Maryland comprising approximately 32,000 square feet and utilized as offices and plant by the Company under a lease expiring in FY 1999 and subject to renewal on an annual basis through 2001. The lease calls for an annual net rental of $107,131.20 through June, 2001. The management of the Company believes that the terms of its lease with the Dotts are comparable to those which would be obtainable in leases with non-affiliated parties.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

Information required in Part III, Item 13, is incorporated by reference to the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on July 29, 1998.

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





DATE: August 28, 1998
      ---------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






Date   August 28, 1998                   /s/     Jackson Y. Dott
     -----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                         (Principal Executive Officer),
                                            Treasurer and Director


Date   August 28, 1998                   /s/    David F. Gonano
     -----------------                    -------------------------------
                                         David F. Gonano, Director




Date   August 28, 1998                   /s/   Helen Delich Bentley
     -----------------                    -------------------------------
                                         Helen Delich Bentley, Director




Date   August 28, 1998                   /s/    Steven M. Szekely
     -----------------                    -------------------------------
                                         Steven M. Szekely, Executive
                                         Vice-President and Secretary



Date   August 28, 1998                   /s/    A. Eric Dott
     -----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date   August 28, 1998                   /s/    Marshall Chadwell
     -----------------                    -------------------------------
                                         Marshall Chadwell, Controller
                                         (Principal Financial Officer),
                                          Principal Accounting Officer