Form 10QSB
period 1998-07-31
MONARCH AVALON INC
filed 1998-09-15
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                  10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED      July 31, 1998        COMMISSION FILE NO.  0-8512
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

                              YES [ X ]      NO [   ]

As of July 31, 1998, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.


Transitional Small Business Issuer Format (check one): YES [   ] NO [ X ]

                        PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH AVALON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                   (000's Omitted)

                                                July 31,    April 30,
                                                  1998        1998
                                               -----------  ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                     $1,337       $1,738
   Accounts receivable, net                         756          973
   Inventories, net                               1,910        1,968
   Other current assets                             210           47
                                                --------     --------
           TOTAL CURRENT ASSETS                   4,213        4,726

PROPERTY AND EQUIPMENT                            4,634        4,634
   Less allowance for depreciation               (4,117)      (4,076)
                                                --------     --------
                                                    517          558
OTHER ASSETS AND DEFERRED CHARGES                    48           45
                                                --------     --------
TOTAL ASSETS                                     $4,778       $5,329
                                                --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                              $  300       $  352
   Accrued expenses                                 698          723
   Deferred subscription revenues                 1,126        1,024
                                                --------     --------
           TOTAL CURRENT LIABILITIES              2,124        2,099

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820 on July 31, 1998 and
      April 30, 1998                               527           527
   Capital surplus                               3,378         3,378
   Retained (deficit) earnings                  (1,129)         (553)
                                               --------      --------
                                                 2,776         3,352
   Treasury stock at par - shares
      outstanding 490,165 on July
      31, 1998 and April 30, 1998                 (122)         (122)
                                               --------      --------
                                                 2,654         3,230
                                               --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $4,778        $5,329
                                               --------      --------

See Notes to Consolidated Financial Statements.

                        MONARCH AVALON, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended
                                                  July 31,
                                            ----------------------

                                               1998       1997
                                               ----       ----

                                  (000's omitted, except per share data)

Net sales                                    $ 1,281    $ 1,628
Cost of goods sold                             1,394      1,178
                                             -------    -------
Gross (loss) profit                             (113)       450

Selling, general and
  administrative expenses                        383        616

Research and development                          90        113
                                             -------    -------
   Operating expenses                            473        729
                                             -------    -------

Loss from operations                            (586)      (279)

Other income, net                                 10         23
                                             -------    -------
Loss before income taxes                        (576)      (256)

Provision for income taxes                         0          0
                                             -------    -------
Net loss                                        (576)      (256)
                                             -------    -------
Loss per share                               $  (.36)   $  (.16)
                                             -------    -------

Weighted average shares
  outstanding                               1,619,820  1,619,820
                                            ---------  ---------

See Notes to Consolidated Financial Statements.

                    MONARCH AVALON, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Three Months Ended
                                                         July 31,
                                                    ------------------
                                                     1998         1997
                                                     ----         ----
                                                      (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from operations                        $ (576)      $ (256)
                                                   ------       ------
   Adjustments to reconcile net loss
   to net cash used in operating
   activities:
      Depreciation and amortization                    41           13
      Changes in accounts receivable,
       inventories, other assets, accounts
      payable, accrued expenses and
      deferred subscription revenue                   134         (164)
                                                    ------     -------
   Net cash used in operating activities             (401)        (407)
                                                    ------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                  0         (59)
                                                  -------      -------
   Net cash used in investing activities                0         (59)
                                                  -------      -------
Net decrease in cash and cash equivalents            (401)        (466)

Cash and cash equivalents at beginning of
   period                                           1,738        2,131
                                                  -------      -------
Cash and cash equivalents at end of period         $1,337       $1,665
                                                  -------      -------

See Notes to Consolidated Financial Statements.

                      MONARCH AVALON, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Avalon, Inc. ("Monarch") and its wholly-owned subsidiary, Girls' Life, Inc.(Monarch and Girls' Life Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. The subsidiaries Creampuffs, Inc. and Broken Windows, Inc. did not engage in any operations for the quarter ending July 31, 1998. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1998.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                               July 31, 1998          April 30, 1998
                              ---------------        ----------------
                                         (000's Omitted)

Doubtful accounts                 $142                    $142
Customer returns                    45                      45
                                  ----                    ----
                                  $187                    $187
NOTE C - INVENTORIES

For  quarterly  reporting  purposes,  Monarch  values  inventory  using  both
perpetual  records  and  physical  counts,  while  at  year-end  values   are
determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                                July 31,1998        April 30, 1998
                               --------------      ----------------
                                        (000's omitted)

Raw materials                    $  656               $  694
Work in progress                    144                  174
Finished goods                    1,110                1,100
                                 ------               ------
                                 $1,910               $1,968

The  above  components are shown net of lower of cost of market  reserves  of
$350,000  at  July  31,  1998 and April 30, 1998.   The  Company  values  its
inventories at the lower of cost (first-in, first-out) or market.


NOTE D - SUBSEQUENT EVENTS

On August 14, 1998, the Company filed an 8-K for a report dated August 3, 1998 that announced that Monarch Avalon, Inc. had entered into a definitive agreement to sell its games division to a newly formed subsidiary of Hasbro, Inc. for $6,000,000 in cash. The assets being sold include trademarks, copyrights and other intellectual property rights, inventory and tooling.

ITEM II              MONARCH AVALON, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

For purposes of this discussion references to "fiscal 1999" are to the fiscal year ending April 30, 1999, and references to "fiscal 1998" are to the fiscal year ended April 30, 1998.

CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. Included in these risks is the Company's history of losses, its efforts to identify and implement a strategic alternative (sale of the games business to a subsidiary of Hasbro, Inc.), its fluctuations in operating results and seasonality, its dependence on new product introductions, the impact of product delays, the uncertainty of market acceptance of its products and short product life cycles, competition and other risks. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

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

RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 1999 AND 1998

Net sales decreased by $347,000 or 21% in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. Sales in the games division decreased by $527,000 or 71% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 as a result of increased returns of computer games during the first quarter of fiscal 1999 compared to the first quarter in 1998. Net of returns, computer game sales for the first quarter of fiscal 1999 was a negative $75,000. On August 4, 1998, the Company announced that it has entered into a definitive agreement to sell the games division of the Company to a newly formed subsidiary of Hasbro, Inc. for $6,000,000 in cash. The assets being sold include trademarks, copyrights and other intellectual property rights, inventory and tooling. In light of the Company's agreement to sell the assets of the games division, and pursuant to such agreement, the Company has taken steps to cut costs in the games division. Such steps have included curtailment of the research and dvelopment and sales and marketing activities of the games division and layoffs of games division employuees. Management expects that the result of such steps will be to further decrease sales of the games division during the remainder of fiscal 1999. Sales in the printing division decreased by $3,000 in the first quarter of fiscal 1999 or 0.5% from the first quarter of fiscal 1997 due to competition in the printing business. Sales of Girls' Life magazine in the first quarter of fiscal 1999 increased by $184,000 or 58% from the first quarter of fiscal 1998. The increase in sales of Girls' Life magazine relates primarily to the increase in promotional and direct mailing advertising of the magazine and increased revenue from newstand sales and advertising.

Gross profit decreased by $563,000 or 125% during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Consolidated gross margin was a negative 9% of net sales during the first quarter of fiscal 1999 as compared to 28% during the first quarter of fiscal 1998. The decrease in gross margin primarily related to the return of computer games.

Operating expenses were 37% of net sales in the first quarter of fiscal 1999 as compared to 45% in the first quarter of fiscal 1998. Operating expenses for the first quarter of fiscal 1999 decreased by $256,000 or 35% from the same period in fiscal 1998, primarily because of lower promotional and advertising expenses for publishing sales and lower royalties and research and development costs for game sales.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company has cash and cash equivalents of approximately $1,337,000, a decrease of $401,000 from the amount at April 30, 1998. The decrease resulted from cash used in operations of $401,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 1998, the Company has no debt with third party lenders.

YEAR 2000 DISCLOSURE

The Company has reviewed existing computer programs, including software and hardware, and plans to replace the existing software and hardware by the end of 1998 at an estimated cost of under $100,000. Company management does not believe the change over to new software and hardware will have a material effect on the Company's business, operations or financial condition.

             PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)      Exhibits

         Number                 Description
         ------                 -----------

         27                     Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed three reports on Form 8-K during the three months ended July 31, 1998.

         On May 1, 1998, the Company filed a report on Form 8-K dated November 12, 1997 to report, under Item Five of Form 8-K, a lawsuit filed in the United States District Court for the Central District of California pertaining to certain
         CIVILIZATION game products.

         On May 13, 1998, the Company filed a report on Form 8-K dated May 13, 1998 to report, under Item Five of Form 8-K, the Company applied for transfer of the Company's stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market.

         On June 17, 1998, the Company filed a report on Form 8-K dated June 17, 1998 to report, under Item Five of Form 8-K, the Company had been advised by the staff of The Nasdaq Stock Market that the Company's application to transfer the listing of the Company's Common stock from the Nasdaq National Market to the Nasdaq SmallCap Market had been approved effective June 18, 1998.

                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MONARCH AVALON, INC.




Date     9/14/98                          By  /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chariman of the Board




Date     9/14/98                          /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chairman of the Board
                                          (Principal Executive Officer)




Date     9/14/98                          /s/ Marshall Chadwell
                                          -----------------------------
                                          Marshall Chadwell
                                          Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)