Form 10QSB
period 1998-10-31
MONARCH SERVICES INC
filed 1998-12-15
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549



                                  10-QSB



                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED    OCTOBER 31, 1998        COMMISSION FILE NO. 0-8512
                    ------------------                          --------


                            MONARCH SERVICES, INC.
------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


          Delaware                                52-1073628
----------------------------------      -------------------------------
 (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation)


        4517 Harford Road, Baltimore, Maryland                  21214
------------------------------------------------------        ---------
       (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code           410-254-9200
                                                     -------------------

                              Monarch Avalon, Inc.
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Check  whether  the issuer (1) has filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ]      NO [   ]

As of October 31, 1998, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.


Transitional Small Business Issue Format (check one): YES [   ] NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                               October 31,   April 30,
                                                   1998        1998
                                               -----------  -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $8,008       $1,738
   Accounts receivable, net                        863          973
   Inventories, net                                318        1,968
   Other current assets                            100           47
                                                ------       ------
           TOTAL CURRENT ASSETS                  9,289        4,726

PROPERTY AND EQUIPMENT                           4,634        4,634
   Less allowance for depreciation              (4,152)      (4,076)
                                                ------       ------
                                                   482          558
OTHER ASSETS AND DEFERRED CHARGES                   15           45
                                                ------       ------
TOTAL ASSETS                                    $9,786       $5,329
                                                ------       ------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $  309       $  352
   Accrued expenses                                316          723
   Income taxes payable                            720            0
   Deferred subscription revenues                1,501        1,024
                                                ------       ------
           TOTAL CURRENT LIABILITIES             2,846        2,099

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820 on October 31, 1998 and
      April 30, 1998                               527          527
   Capital surplus                               3,378        3,378
   Retained earnings                             3,157         (553)
                                                ------       ------
                                                 7,062        3,352
   Treasury stock at par - shares
      outstanding 490,165 on October
      31, 1998 and April 30, 1998                 (122)        (122)
                                                ------       ------
                                                 6,940        3,230
                                                ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $9,786       $5,329
                                                ------       ------

See notes to Consolidated Financial Statements.

                        MONARCH SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months Ended     Six Months Ended
                                          October 31,           October 31,
                                      ---------------------------------------

                                       1998       1997       1998       1997
                                       ----       ----       ----       ----

                                       (000's omitted, except per share data)

Net sales                            $ 2,038    $ 1,490    $ 3,105    $ 2,377
Cost of goods sold                     1,319      1,167      2,348      1,963
                                     -------    -------    -------    -------
Gross profit                             719        323        757        414

Selling, general and
  administrative expenses                364        524        539        702
                                     -------    -------    -------    -------
Income (loss from continuing
  operations before other
  income                                 355       (201)       218       (288)

Other income, net                         18         12         28         35
                                     -------    -------    -------    -------
Income (loss) from continuing
  operations                             373       (189)       246       (253)

Discontinued Operations:
  Operating income (loss) from games
      division                           170        195       (279)         3
  Gain on disposal of games business
  (less income taxes of $720 for the
  three months and the six months
  ended October 31, 1998)              3,743          0      3,743          0
                                     -------    -------    -------    -------
Net income (loss)                      4,286          6      3,710       (250)
                                     -------    -------    -------    -------
Income (loss) per share              $  2.65    $  0.00    $  2.29    $ (0.15)
                                     -------    -------    -------    -------
Weighted average shares
  outstanding                       1,619,820  1,619,820  1,619,820  1,619,820
                                    ---------  ---------  ---------  ---------

See notes to Consolidated Financial Statements.

                    MONARCH SERVICES, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Six Months Ended
                                                      October 31,
                                                   ----------------
                                                  1998             1997
                                                  ----             ----
                                                     (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                            $ 3,710           $ (250)
                                                -------          -------
   Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
      Gain on disposal of games business         (3,743)               0
      Depreciation and amortization                  76               43
      Changes in accounts receivable,
      inventories, other assets, accounts
      payable, accrued expenses and
      deferred subscription revenue                 227             (103)
                                                 ------           ------
   Net cash provided by (used in)
      operating activities                          270             (310)
                                                 ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment               0              (106)
   Cash proceeds from sale of substantially
     all the assets of the games division        6,000                 0
                                                 -----            ------
     Total cash provided by (used in)
         investing activities                    6,000              (106)
                                                ------            ------
Net increase (decrease) in cash
    and cash equivalents                         6,270              (416)

Cash and cash equivalents at beginning of
   period                                        1,738             2,131
                                                ------            ------
Cash and cash equivalents at end of period      $8,008            $1,715
                                                ------            ------

See notes to Consolidated Financial Statements.

                      MONARCH SERVICES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. ("Monarch"), formerly Monarch Avalon, Inc., and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life, Inc. collectively referred to herein as ("the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1998.

NOTE B - SALE OF GAMES DIVISION

On October 27, 1998, the Company sold substantially all the assets of the games division to a subsidiary of Hasbro, Inc. for $6,000,000 in cash. The assets sold included trademarks, copyrights and other intellectual property rights, inventory and tooling. The operating results of the games division have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable are net of the following allowances:

                               October 31, 1998    April 30, 1998
                               ----------------    --------------
                                          (000's omitted)

Doubtful accounts                    $142                  $142
Customer returns                        0                    45
                                     ----                  ----
                                     $142                  $187
NOTE D - INVENTORIES

For  quarterly  reporting  purposes, Monarch  values  inventory  using   both
perpetual  records  and  physical  counts,  while  at  year-end  values   are
determined solely on the basis of physical counts.

The major components of inventories consist of the following:

                              October 31, 1998        April 30, 1998
                              ----------------        --------------
                                        (000's omitted)

Raw materials                    $   215                $  694
Work in progress                      62                   174
Finished goods                        41                 1,100
                                 -------                ------
                                 $   318                $1,968

The above components are shown net of lower of cost or market reserves of $65,000 at October 31, 1998 and $350,000 at April 30, 1998. On October 27,
1998, the Company sold substantially all the assets of the Games division. All games inventories were transferred to Hasbro, Inc. as part of the sales agreement. The remaining inventories at October 31, 1998 relate entirely to the printing segment of Monarch Services, Inc. The Company values its inventories at the lower of cost (first-in, first-out) or market.

ITEM II              MONARCH SERVICES, INC. AND SUBSIDIARY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to "fiscal 1999" are to the fiscal year ending April 30, 1999, and references to "fiscal 1998" are to the fiscal year ended April 30, 1998.

CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. Included in these risks is the Company's history of losses, its fluctuations in operating results, competition and other risks set forth herein and in the Company's annual report on Form 10KSB for the year ended April 30, 1998. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

RESULTS OF OPERATIONS

Monarch Services, Inc. consists of one division, printing and one subsidiary, Girls' Life, Inc. that publishes a magazine.

On August 4, 1998, the Company announced that it had entered into a definitive agreement to sell substantially all the assets of the games division of the Company to a newly formed subsidiary of Hasbro, Inc. for $6,000,000 in cash. The assets sold include trademarks, copyrights and other intellectual property rights, inventory and tooling. In light of the Company's sale of the assets of the games division, the Company has taken steps to cut costs related to the games division. Such steps have included curtailment of the research and developement and sales and marketing activities of the games division and layoffs of games division employees. The sale of substantially all of the assets of the games division was completed on October 27, 1998. Accordingly management expects that the operations of the games division, consisting primarily of liquidation of the remaining games division assets and winding up its affairs, will not have a significant impact on the Company's results of operation for the remainder of fiscal year 1999 and thereafter.

RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 1999 AND 1998

Net sales increased by $548,000 or 37% in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998.

Sales in the printing division decreased by $58,000 in the second quarter of fiscal 1999 or 9% from the second quarter of fiscal 1998. Sales of Girls' Life magazine in the second quarter of fiscal 1999 increased by $606,000 or 73% from the second quarter of fiscal 1998. The increase in sales of Girls' Life magazine relates primarily to the increase in promotions and direct mailing advertising of the magazine and increased revenue from newsstand sales and advertising.

Gross profit increased by $396,000 or 123% during the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. Gross margin was 35% during the second quarter of fiscal 1999 as compared to 22% during the second quarter of fiscal 1998. The increase in gross margin primarily relates to the increase in the Girls' Life magazine sales.

Operating expenses were 18% of net sales in the second quarter of fiscal 1999 as compared to 35% in the second quarter of fiscal 1998. Operating expenses for the second quarter of fiscal 1999 decreased by $160,000 or 31% from the same period in fiscal 1998, primarily because of lower promotional and advertising expenses for publishing.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 1999 AND 1998

Net sales increased by $728,000 or 31% in the first six months of fiscal 1999 as compared to the same period in fiscal 1998. Sales in the printing division for the first six months of fiscal 1999 decreased by $62,000 or 5% from the same period in fiscal 1998. Sales of Girls' Life magazine for the first six months of fiscal 1999 increased by $790,000 or 69% compared to the same period in fiscal 1998 as a result of promotions and direct mail advertising of the magazine and increased revenue from newsstand sales and advertising.

Gross profit increased by $343,000 or 83% during the first six months of fiscal 1999 compared to the same period in fiscal 1998. Gross margin was 24% during the first six months of fiscal 1999 as compared to 17% for the same period during fiscal 1998. The increase in gross margin primarily relates to the increase in Girls' Life magazine sales.

Operating expenses decreased $163,000 or 23% for the first six months of fiscal 1999 as compared to the same period in fiscal 1998. Operating expenses represented 17% and 30% of net sales for the first six months of fiscal 1999 and 1998, respectively. The decrease in operating expenses primarily relates to lower promotional and advertising expenses for publishing.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company has cash and cash equivalents of approximately $8,008,000, an increase of $6,270,000 from the amount at April 30, 1998. The increase resulted from the sale of substantially all the assets of the games division for $6,000,000 cash. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 1998, the Company has no debt with third party lenders.

YEAR 2000 DISCLOSURE

The Company has reviewed existing computer programs, including software and hardware, and plans to replace the existing software and hardware by the end of 1998 at an estimated cost of under $40,000. The sale of substantially all the assets of the Games division reduced the requirements of software and hardware costs from the previous estimate of $100,000 from the quarter ended July 31, 1998. Company management does not believe the change over to new software and hardware will have a material effect on the Company's business, operations or financial condition.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.


The 1998 Annual Meeting of Stockholders was held at 11:00 A.M. on October 23, 1998, at the Center Club, Legg Mason Building, 100 Light Street, Baltimore, Maryland.


Results of the proposal to approve the "Asset Purchase Agreement" dated as of August 3, 1998 between the Company and HIAC XII Corp., an indirect subsidiary of Hasbro, Inc. for $6,000,000 in cash plus the assumption of certain liabilities:

           FOR                   WITHHELD                 ABSTAIN
          -----                 ----------               ---------

         1,009,911                77,588                   1,576


Results of the proposal to amend the Company's Certificate of Incorporation to change the name of the Company to Monarch Services, Inc. effective upon consummation of the "Asset Purchase Agreement" above:

           FOR                   WITHHELD                 ABSTAIN
          -----                 ----------               ---------

         1,011,036                78,756                   2,458


Results of the voting on the election of directors:

       Directors                          FOR                    WITHHOLD
       ---------                         -----                  ----------

       A. Eric Dott                    1,234,312                  71,700
       David F. Gonano                 1,234,312                  71,700
       Jackson Y. Dott                 1,234,312                  71,700
       Helen Delich Bentley            1,233,295                  72,717


Results of the voting on the ratification of the appointment of Deloitte & Touche LLP as the independent accountants for the fiscal year ending April 30, 1998:

           FOR                    AGAINST                 ABSTAIN
          -----                 ----------               ---------

         1,243,215                62,421                    1,376


         There were no broker non-votes on these matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             Number       Description
             ------       -----------

             3.a The Company's Restated Certificate of Incorporation dated October 27, 1998.

             3.b          The Company's Restated Bylaws dated August 2, 1996.

             10.a Lease Agreement dated July 2, 1973 between the Company as lessee and A. Eric Dott and Esther J. Dott as lessors.

             10.b Lease renewal and Amendment of Lease Agreement dated July 1, 1997 between the Company and A. Eric Dott and Esther J. Dott, renewing and amending terms of the Lease Agreement in Exhibit 10.a.

             10.c Option to Purchase Common Stock dated June 19, 1991 issued to A. Eric Dott, Chairman of the Company.

             27           Financial Data Schedule


(b)          Reports on Form 8-K

             The Company filed a report on Form 8-K dated August
             3, 1998 to report under Item Five of Form 8-K, that the Company had entered into a definitive agreement to sell its games division to a newly formed subsidiary of Hasbro, Inc. for $6,000,000 in cash. The Company also submitted under Item Seven of Form 8-K, unaudited Pro
             Forma Consolidated Financial Information to present the effect of the August 3, 1998 agreement as if the transaction had occurred on April 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MONARCH SERVICES, INC.




Date     12/15/98                     By  /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chariman of the Board




Date     12/15/98                         /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chairman of the Board
                                          (Principal Executive Officer)




Date     12/15/98                         /s/ Marshall Chadwell
                                          -----------------------------
                                          Marshall Chadwell
                                          Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)

EXHIBIT INDEX

     3.a The Company's Restated Certificate of Incorporation dated October 27, 1998.

     3.b           The Company's Restated Bylaws dated August 2, 1996.

     10.a          Lease Agreement dated July 2, 1973 between the
                   Company as lessee and A. Eric Dott and Esther J. Dott as lessors.

     10.b Lease renewal and Amendment of Lease Agreement dated July 1, 1997 between the Company and A. Eric Dott and Esther J. Dott, renewing and amending terms of the Lease Agreement in Exhibit 10.a.

     10.c          Option to Purchase Common Stock date June 19,
                   1991 issued to A. Eric Dott, Chairman of the
                   Company.

     27            Financial Data Schedule