Form 10QSB
period 1999-01-31
MONARCH SERVICES INC
filed 1999-03-17
CIK 202685

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

                              YES [ X ]      NO [   ]

As of January 31, 1999, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.


Transitional Small Business Issue Format (check one): YES [   ] NO [ X ]



                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                               January 31,    April 30,
                                                  1999          1998
                                              -----------  -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                    $7,387       $1,738
   Accounts receivable, net                        354          973
   Inventories, net                                236        1,968
   Other current assets                             81           47
                                                ------       ------
           TOTAL CURRENT ASSETS                  8,058        4,726

PROPERTY AND EQUIPMENT                           4,619        4,634
   Less allowance for depreciation              (4,192)      (4,076)
                                                ------       ------
                                                   427          558
OTHER ASSETS AND DEFERRED CHARGES                   11           45
                                                ------       ------
TOTAL ASSETS                                    $8,496       $5,329
                                                ------       ------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                             $   95       $  352
   Accrued expenses                                281          723
   Income taxes payable                            101            0
   Deferred subscription revenues                1,407        1,024
                                                ------       ------
           TOTAL CURRENT LIABILITIES             1,884        2,099

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820 on January 31, 1999 and
      April 30, 1998                               527          527
   Capital surplus                               3,378        3,378
   Retained earnings                             2,829         (553)
                                                ------       ------
                                                 6,734        3,352
   Treasury stock at par - shares
      outstanding 490,165 on January
      31, 1999 and April 30, 1998                 (122)        (122)
                                                ------       ------
                                                 6,612        3,230
                                                ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,496       $5,329
                                                ------       ------

See notes to Consolidated Financial Statements.

                      MONARCH SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended    Nine Months Ended
                                    January 31,           January 31,
                                ---------------------------------------

                                  1999       1998       1999       1998
                                  ----       ----       ----       ----

                                  (000's omitted, except per share data)

Net sales                       $ 1,173    $ 1,131    $ 4,278    $ 3,507
Cost of goods sold                1,178      1,338      3,526      3,301
                                -------    -------    -------    -------
Gross profit (loss)                  (5)      (207)       752        206

Selling, general and
Administrative expenses             418        204        957        906
                                -------    -------    -------    -------
Loss from continuing
 operations before other
  income                           (423)      (411)      (205)     (700)

Other income, net                    33         17         61        52
                                -------    -------    -------   -------
Loss from continuing
  operations                       (390)      (394)      (144)     (648)

Discontinued Operations:
  Operating loss from
   games division                     -       (292)      (279)     (288)
  Gain on disposal of games
  business (less income taxes
  of $516 for the nine months
   ended January 31, 1999)           62          0      3,805         0
                                -------    -------    -------   -------
Net income (loss)                  (328)      (686)     3,382      (936)
                                -------    -------    -------   -------
Income (loss) per share        $  (0.20)  $  (0.42)  $   2.09  $  (0.58)
                                -------    -------    -------   -------
Weighted average shares
  outstanding                 1,619,820  1,619,820  1,619,820  1,619,820
                              ---------  ---------  ---------  ---------

See notes to Consolidated Financial Statements.








                  MONARCH SERVICES, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Nine Months Ended
                                                        January 31,
                                                    -----------------
                                                  1999             1998
                                                  ----             ----
                                                     (000's omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                           $ 3,382          $  (936)
                                               -------          -------
   Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
      Gain on disposal of games business       (3,805)                0
      Depreciation and amortization               116                97
      Changes in accounts receivable,
      inventories, other assets, accounts
      payable, accrued expenses, deferred
      subscription revenue and income
      tax payable                                 (59)              366
                                               ------            ------
   Net cash provided by (used in)
      operating activities                       (366)             (473)
                                               ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                 0              (118)
Cash proceeds from sale of equipment               15                 0
Cash proceeds from sale of substantially
     all the assets of the games division       6,000                 0
                                               ------            ------
     Total cash provided by (used in)
         investing activities                   6,015              (118)

Net increase (decrease) in cash
    and cash equivalents                        5,649              (591)

Cash and cash equivalents at beginning of
   period                                       1,738             2,131
                                               ------            ------
Cash and cash equivalents at end of period     $7,387            $1,540
                                               ------            ------

See notes to Consolidated Financial Statements.

                      MONARCH SERVICES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. ("Monarch"), formerly Monarch Avalon, Inc., and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life Inc. collectively referred to herein as "the Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1998.

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

                              January 31, 1999       April 30, 1998
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










The major components of inventories consist of the following:

                              January 31,1999        April 30, 1998
                              ---------------        --------------
                                        (000's omitted)

Raw materials                    $  196                $  694
Work in progress                      2                   174
Finished goods                       38                 1,100
                                 ------                ------
                                 $  236                $1,968

The above components are shown net of lower of cost or market reserves of $65,000 at January 31, 1999 and $350,000 at April 30, 1998. On October 27,
1998, the Company sold substantially all the assets of the Games division. All games inventories were transferred to Hasbro, Inc. as part of the sales agreement. The remaining inventories at January 31, 1999 relate entirely to the printing segment of Monarch Services, Inc. The Company values its inventories at the lower of cost (first-in, first-out) or market.

ITEM II              MONARCH SERVICES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to "fiscal 1999" are to the fiscal year ending April 30, 1999, and references to "fiscal 1998" are to the fiscal year ended April 30, 1998.

CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other varations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. Included in these risks is the Company's history of losses, its fluctuations in operating results, competition and other risks set forth herein and in the Company's annual report on Form 10-KSB for the year ended April 30, 1998. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.


RESULTS OF OPERATIONS

Monarch Services, Inc. consists of one division, printing, and one subsidiary, Girls' Life, Inc., that publishes a magazine.

On August 4, 1998, the Company announced that it had entered into a definitive agreement to sell substantially all the assets of the games division of the Company to a newly formed subsidiary of Hasbro, Inc. for $6,000,000 in cash. The assets sold include trademarks, copyrights and other intellectual property rights, inventory and tooling. In light of the Company's sales of the assets of the games division, the Company has taken steps to cut costs related to the games division. Such steps have included curtailment of the research and development and sales and marketing activities of the games division and layoffs of games division employees. The sale of substantially all of the assets of the games division was completed on October 27, 1998.

RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 1999 AND 1998

Net sales increased by $42,000 or 4% in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998.

Sales in the printing division decreased by $339,000 in the third quarter of fiscal 1999 or 50% from the third quarter of fiscal 1998. Sales of the Publishing division in the third quarter of fiscal 1999 increased by $379,000 or 83% from the third quarter of fiscal 1998. The increase in sales of the Publishing division relates primarily to the increase in promotions and direct mailing advertising of the magazine and increased revenue from newsstand sales and advertising.

Gross profit increased by $202,000 or 98% during the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Gross margin was negative 0.4% during the third quarter of fiscal 1999 as compared to negative 18% during the third quarter of fiscal 1998. The increase in gross margin is primarily due to the increase in Publishing sales offset by the decrease in Printing sales. Gross margin for the Publishing division was 22% and Printing was a negative 57% in the third quarter of fiscal 1999.

Operating expenses were 36% of net sales in the third quarter of fiscal 1999 as compared to 18% in the third quarter of fiscal 1998. Operating expenses for the third quarter of fiscal 1999 increased by $214,000 or 105% from the same period in fiscal 1998, primarily because of operating expenses that were charged to the games division for the third quarter of fiscal 1998 that after the sale of the games division are charged to operating expenses for the third quarter of fiscal 1999 and increased operating expenses of the Publishing division related to advertising and promotions.

RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 1999 AND 1998

Net sales increased by $771,000 or 22% in the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. Sales in the printing division for the first nine months of fiscal 1999 decreased by $397,000 or 21% from the same period in fiscal 1998. Sales of the Publishing division for the first nine months of fiscal 1999 increased by $1,168,000 or 73% compared to the same period in fiscal 1998 as a result of promotions and direct mail advertising of the magazine and increased revenue from newsstand sales and advertising.



Gross profit increased by $546,000 or 265% for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. Gross margin was 18% during the first nine months of fiscal 1999 as compared to 6% for the same period during fiscal 1998. The net increase in gross margin primarily relates to the increase in Publishing sales as partially offset by the decrease in printing sales. Gross margin for the Publishing division was 35% and Printing was a negative 14% for the first nine months of fiscal 1999.

Operating expenses increased $51,000 or 6% for the first nine months of fiscal 1999 as compared to the same period in fiscal 1998. Operating expenses represented 22% and 26% of net sales for the first nine months of fiscal 1999 and 1998, respectively. The increase in operating expenses primarily relates to overhead expenses that were charged to the games division for the first nine months of fiscal 1998 that after the sale of the games division are charged to operating expenses as partially offset by decreases in the operating expenses of the Printing and Publishing divisions.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company has cash and cash equivalents of approximately $7,387,000 an increase of $5,649,000 from the amount at April 30, 1998. The increase resulted from the sale of substantially all the assets of the games division for $6,000,000 cash. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At January 31, 1999, the Company has no debt with third party lenders.

YEAR 2000 DISCLOSURE

During the next two months, The Company will be replacing the existing software and hardware at an estimated cost of under $40,000. Company management does not believe the change over to new software and hardware will have a material effect on the Company's business, operations or financial condition. A survey has been mailed to the customers and vendors of the Publishing division to verify that they will be Year 2000 compliant. Substantially all of the Publishing surveys have been returned and all of the surveys indicate they will be Year 2000 compliant. The Printing division vendors and customers will be analyzed within the next month and a similar survey will be mailed to the customers and vendors prior to the end of our fiscal year. As part of it,s Year 2000 contingency plan, the Company has identified alternative suppliers for it's key raw materials. If a substantial number of the Companys suppliers and/or customers experience significant Year 2000 problems, the Company may be materially and adversely affected.












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




                                          MONARCH SERVICES, INC.




Date     03/17/99                     By  /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chariman of the Board



Date     03/17/99                         /s/ A. Eric Dott
                                          -----------------------------
                                          A. Eric Dott
                                          Chairman of the Board
                                          (Principal Executive Officer)



Date     03/17/99                         /s/ Marshall Chadwell
                                          -----------------------------
                                          Marshall Chadwell
                                          Chief Financial Officer
                                          (Principal Accounting and
                                              Financial Officer)