Form 10KSB40
period 1999-04-30
MONARCH SERVICES INC
filed 1999-07-29
CIK 202685

SECURITES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------
                               FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 1999  Commission File No. 0-8512
                          ----------------------
                             MONARCH SERVICES, INC.
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

     The issuer's revenues for the fiscal year ended April 30, 1999 are $5,827,080.

      As of July 15, 1999, the aggregate market value of the Issuer's common stock held by non-affiliates was $2,856,715.

      As of July 15, 1999, the number of shares outstanding of the Issuer's common stock was 1,619,820.

                      -----------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held in October, 1999 are incorporated by reference into Part III.

     Transitional small business disclosure format (check one):
                    Yes [   ]        No [ X ]

                            PART I

Item 1.   DESCRIPTION OF BUSINESS

Monarch Services, Inc. (the "Company") formerly Monarch Avalon, Inc. was incorporated in Delaware on December 20, 1976 as a commercial printing company and as the successor to a developer and publisher of strategy board games that originally entered the games business in 1958. In 1993, the Company incorporated a subsidiary, Girls' Life, Inc. which commenced substantial operations with the sale of the first issue of Girls' Life magazine in August 1994.

On October 27, 1998, the Company sold substantially all the assets of its former games division to a subsidiary of Hasbro, Inc. for $6,000,000 in cash. The assets sold included trademarks, copyrights and other intellectual property rights, inventory and tooling. The operating results of the games division have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

The Company operated in three businesses during fiscal 1999: publishing, printing and envelope and games. The game business was sold during fiscal 1999 and is included in discontinued operations. The businesses share certain facilities and operate under common management.

Publishing Business
Girls' Life, Inc. publishes a bi-monthly magazine for young girls ages nine to fourteen. The publishing business contributed $3,803,000 in net sales or approximately 65% of the Company's total revenue in 1999. In 1998, Girls' Life, Inc. created the magazine's website to be used by its readers and the general public. The Girls' Life website (www.girlslife.com) allows girls to read past articles, enter contests, connect with other girls via message boards, and chat with the magazine's editors. Girls' Life can be enjoyed by millions of girls worldwide every hour of every day.

Girls' Life is intended to be an intelligent, non-condescending and easily read magazine. The philosophy behind the graphic representation and every article presented is that girls are important, independent, and intelligent people with opinions of their own. Each article seeks to reinforce that message and inspire confidence in a girl's thoughts, opinions, and feelings. Editorial material is created by the magazine's staff as well as through outside writers. The magazine is printed through one large national printing service company.

Printing and Envelope Business
Monarch Services offers a full line of printing and graphic arts services to a wide range of customers in the industrial, financial and advertising fields in the Mid-Atlantic region. Its services include offset and letterpress printing, design and idea conceptions, finished art, and direct mailing. Monarch Services also manufactures various types and sizes of envelopes to customer order.

Monarch  Services also provides printing services to Girls' Life  magazine.   It
designs and prints promotional and direct mail literature for the magazine. During fiscal 1999 publishing production accounted for approximately 12% of Monarch Services' revenues on an interdivisional basis.

The Company's printing and publishing businesses are not seasonal in nature.

MARKETING
Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and via subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website. Newsstand copies are distributed nationally by Ingram Periodicals Inc. and International Periodical Distributors. Newsstand copies are distributed nationally and internationally by Warner Publisher Services. The Company has entered into a joint venture with the Girl Scouts of the U.S.A. through which the Company has direct access to the Girl Scout's mailing list of over 2,000,000 girls.

The basic domestic price of a one year Girls' Life subscription is $17.85. The suggested retail price of a single issue of Girls' Life in the United States at the newsstand is $2.95.

The average total distribution per issue during fiscal year 1999 was as set forth in the following table.

       Distribution Channel           Number of Magazines Distributed
     ------------------------       -----------------------------------

         Newsstand Sales                         60,000

         Subscription Sales                     233,000
                                               ---------
            Total Paid Circulation              293,000


         Complementary Copies                     1,000


The   following   table   sets  forth  the  average  number   of   subscriptions
geographically sold per issue, internationally and domestically during FY 1999.


Item 1.     DESCRIPTION OF BUSINESS (Continued)

     Geographic Distribution         Number of Magazines Distributed
     ---------------------------     -----------------------------------

         United States                          229,000

         International                            4,000

Printing and graphic arts services and envelopes are marketed primarily in the Baltimore-Washington area through Company sales personnel who are compensated on a salary basis. The Company offers credit terms to its trade customers for the purchase of its printing and envelope products.

Copyrights and Trademarks
The Company's magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.

COMPETITION

Competition in the printing and envelope business is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology. The Company competes for commercial business not only with large national printers, but also with smaller regional printers, many of which have broader product offerings and greater experience, depth of management and financial resources than the Company. The Company believes that excess capacity in the industry has resulted in downward pricing pressure and intensified competition in the printing and envelope industry. Further, technology in the printing and envelope industry has evolved and continues to evolve as customer's needs have become more specialized and sophisticated. This trend requires successful competitors to invest significant additional capital in new and improved technology. Since the Company is pursuing strategic alternatives for the printing and envelope business, the Company has not devoted its capital to increasing the technology of its printing and envelope operations. Given these factors, there can be no assurance that the Company will be able to compete successfully against existing or new competitors in the forseeable future. The failure to successfully compete will continue to have a material adverse effect on the results of the printing and envelope business pending the implementation of a strategic alternative.

Competition in the publishing industry is intense with numerous other publishers and retailers, as well as other media, competing for readers and advertising revenue. Most of the Company's competitors in the publishing business have broader and better recognized product offerings and greater experience, depth of management and creative and financial resources than the Company. Given these factors, there can be no assurance that the Company will be able to continue to compete successfully in the publishing industry and the failure to do so may have a material adverse effect on the results of the publishing business.

Raw Materials
The principal raw materials used by the Company are finished paper and ink. The Company generally purchases its requirements for each of these items from single sources, but the Company believes there are, at present, numerous sources from which its requirements could be met. The price of paper is a significant expense of the Company's publishing and printing businesses and price increases may have an adverse effect on the Company's future results.

Employees
At April 30, 1999, the Company employed approximately 65 personnel, including 15 executive and administrative personnel and 50 production personnel. Four of the administrative personnel are part time. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.


Item 2.  DESCRIPTION OF PROPERTY
The Company leases property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains the Company's offices as well as its printing plant. The property is leased through 2006.

2. 6500 Quad Avenue, Baltimore, Maryland 21205. This property contains a warehouse facility and the lease expires on May 14, 2000.

The Company leases the Harford Road property from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, management believes the terms of the lease with Mr. Dott are comparable to lease terms for like properties in the same geographic area.

Item 3. LEGAL PROCEEDINGS
Companies in the printing and envelope and publishing industries are, in the ordinary course of business, made the subject of actions alleging copyright infringement and other actions. Such actions may allege large damages. The Company has, on an infrequent basis, had such claims made against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        NONE

                                PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Common Stock Market Prices and Dividends

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAHI. The number of stockholders of record on July 15, 1999 was 588. The number of stockholders holding 100 or more shares on July 15, 1999 was 341. Effective with the commencement of trading on June 19, 1998, the Company's Common Stock was voluntarily delisted from the Nasdaq National Market and transferred to the Nasdaq SmallCap Market.

High and low closing sale prices for the last two years were:

                       Fiscal 1999                Fiscal 1998
Quarter                   Price                      Price
Ended                High        Low               High        Low
                     -------     -------        -------     -------
July 31              1-3/4       1-1/2          3           2-1/4
October 31           1-15/16     1-15/16        3-1/4       1-11/16
January 31           3-5/16      3-1/8          2-1/4       2
April 30             3           3              2-1/4       2-1/4

Prior to June 19, 1998, such prices are from the Nasdaq National Market. Subsequent to such date the prices are from the Nasdaq SmallCap Market.

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

Item 5A.     CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-KSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion below highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

HISTORY OF OPERATING LOSSES

The Company has reported losses from continuing operations before taxes in each of the past five years. There can be no assurance that the Company's business strategies and tactics will be successful and that the Company will be profitable in future periods.

PRINTING AND ENVELOPE BUSINESS COST OF GOODS SOLD EXCEEDS SALES

The losses the Company has experienced in the printing and envelope business have been caused by decreases in sales due to intense competition in the regional printing and envelope industry in which the Company competes and the loss of printing and envelope sales to the Company's former games business. As a result of the loss of sales experienced in the printing and envelope business and associated decreases in economies of scale, the cost of goods sold in the printing and envelope business was 111% of printing and envelope business sales during 1999. The Company expects the printing and envelope business to continue to lose sales resulting in an increase in the cost of goods sold as a percentage of printing and envelope sales in future periods. The Company is aggressively pursuing strategic alternatives for the printing and envelope business and the Company anticipates that it will incur costs to implement a strategic alternative in addition to the costs of continued operation of the printing and envelope business. There can be no assurance that the proceeds of any strategic alternative will completely offset the implementation costs of such strategic alternative and the costs incurred in continuing the operation of the printing and envelope business pending such implementation.

DEPENDENCE OF PRINTING AND ENVELOPE BUSINESS ON FEW MAJOR CUSTOMERS

In 1999, $912,000 or 45% of the revenues of the printing and envelope business resulted from sales to the five largest customers of such business and $485,000 or 24% of such revenues resulted from sales to its two largest customers. In late 1999 the Company was advised by a customer, which accounted for $201,000 or 10% of printing and envelope revenues in 1999 and $714,500 or 28% of printing and envelope revenues in 1998, that it would no longer be a customer of the Company. The Company expects that the loss of this customer will adversely affect its results of operations in future periods. Furthermore, the loss of any more of the major customers of the printing and envelope business can be expected to have a material adverse effect on the Company's future results of operations.

CONTINUING EFFECT OF GAMES BUSINESS OVERHEAD

The Company has experienced increases in its selling, general and administrative expenses due to overhead costs that were previously charged to the former games business and are currently charged to the printing and envelope and publishing businesses. The Company is attempting to decrease such costs through the sale of the remaining equipment of, and the sublease of the plant facilities associated with, the former games division. Pending the success of such efforts, such expenses can be expected to affect the Company's results of operations for the foreseeable future.

COMPETITION

Competition in the printing and envelope business is largely based on price, quality, range of services offered, distribution capabilities, ability to service the specialized needs of customers, availability of printing time on appropriate equipment and use of state-of-the-art technology. The Company competes for commercial business not only with large national printers, but also with smaller regional printers, many of which have broader product offerings and greater experience, depth of management and financial resources than the Company. The Company believes that excess capacity in the industry has resulted in downward pricing pressure and intensified competition in the printing and envelope industry. Further, technology in the printing and envelope industry has evolved and continues to evolve as customers' needs have become more specialized and sophisticated. This trend requires successful competitors to invest significant additional capital in new and improved technology. Since the Company is pursuing strategic alternatives for the printing and envelope business, the Company has not devoted its capital to increasing the technology of its printing and envelope operations. Given these factors, there can be no assurance that the Company will be able to compete successfully against existing or new competitors in the foreseeable future. The failure to successfully compete will continue to have a material adverse effect on the results of the printing and envelope business pending the implementation of a strategic alternative.

Competition in the publishing industry is intense with numerous other publishers and retailers, as well as other media, competing for readers and advertising revenue. Most of the Company's competitors in the publishing business have broader and better recognized product offerings and greater experience, depth of management and creative and financial resources than the Company. Given these factors, there can be no assurance that the Company will be able to continue to compete successfully in the publishing industry and the failure to do so may have a material adverse effect on the results of the publishing business.

LIMITED MARKET FOR PUBLISHING BUSINESS

The Girls' Life magazine is targeted to girls ages nine to fourteen. Since Girls' Life's target audience is limited by age and gender, Girls' Life, unlike other magazines that appeal to broader age groups, must replace a large portion of its readership each year due to maturation of audience. Accordingly, Girls' Life's promotional expenses that are designed to replace and expand its readership may be higher than other magazines with comparable circulation.
There can be no assurance that Girls' Life will be able to replace its existing readers and expand its circulation going forward. Any decrease in Girls' Life's circulation, due to demographic or other factors, can be expected to have a material adverse effect on the revenues of the Company's publishing business.

DEPENDENCE ON KEY EXECUTIVE

For the foreseeable future, we will place substantial reliance upon the personal efforts and abilities of Ms. Karen Bokram, the Executive Editor of Girl's Life magazine. Ms. Bokram is an at-will employee and is under no obligation to continue with the Company in her current capacity. Any loss of the services of Ms. Bokram could be expected to have a material adverse effect on the Company's business, operations, revenue and prospects. The Company does not maintain key employee insurance coverage on Ms. Bokram.

EFFECT OF INCREASES IN PAPER AND POSTAGE COSTS

The price of paper is a significant expense of the Company's publishing and printing and envelope businesses. Paper price increases may have an adverse effect on the Company's future results. Postage for product and magazine distribution is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of many of its products and magazine. Postage costs increase periodically and can be expected to increase in the future. No assurances can be given that the Company can pass such cost increases through to its customers.

CONTROL BY PRINCIPAL STOCKHOLDERS

A. Eric Dott and, his son, Jackson Y. Dott, the Company's Chairman and President, respectively, beneficially own an aggregate of 42% of the outstanding voting securities of the Company. Accordingly, these stockholders have the ability, acting together, to exercise significant control over fundamental corporate transactions requiring stockholder approval, including without limitation the election of Directors, approval of merger transactions involving the Company and sales of all or substantially all of the Company's assets.

YEAR 2000 SOFTWARE ISSUE

As the year 2000 approaches, an issue has emerged regarding how existing software programs and operating systems can accommodate information that employs dates after December 31, 1999. We are working with our software vendors to prepare our systems for the year 2000. Based on information currently available, we do not anticipate that we will incur significant operating expenses or be required to incur material costs to be year 2000 compliant. We are, however, still analyzing and modifying our systems and requirements. In addition, we have relationships with third parties that have computer systems that may not be year 2000 compliant. To the extent that their systems are not fully year 2000 compliant, we cannot be sure that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on our business, financial condition, results of operations, or business prospects. See "Management's Discussion and Analysis or Plan of Operation--Year 2000 Issue."

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FISCAL 1998 THROUGH FISCAL 1999

Sales increased $440,000 or 8% in 1999 from 1998. The increase relates entirely to Girls' Life sales which increased $1,003,000 or 36% in 1999 from 1998 as a result of increased promotions and direct mail advertising of the magazine and increased revenue from newsstand sales and advertising. Printing and envelope sales decreased $563,000 or 22% from 1998 primarily as a result of the loss of one major customer.

Cost of goods sold as a percent of sales was 81% in 1999 and 83% in 1998. The overall decrease in 1999 was primarily due to the increase of the publishing business which has higher margins than the printing and envelope business. Cost of goods sold as a percent of sales for Girls' Life decreased to 65% in 1999 from 72% in 1998 due to increased sales. Cost of goods sold as a percent of sales for Printing increased to 111% in 1999 from 95% in 1998 due to decreased sales combined with certain fixed costs in cost of sales.

The losses the Company has experienced in the printing and envelope business have been caused by decreases in sales due to intense competition in the regional printing and envelope industry in which the Company competes and the loss of printing and envelope sales to the Company's former games business. As a result of the loss of sales experienced in the printing and envelope business and associated decreases in economies of scale, the cost of goods sold in the printing and envelope business was 111% of printing and envelope business sales during 1999. The Company expects the printing and envelope business to continue to lose sales resulting in an increase in the cost of goods sold as a percentage of printing and envelope sales in future periods. The Company is aggressively pursuing strategic alternatives for the printing and envelope business.
However, the Company anticipates that it will incur costs to implement a strategic alternative in addition to the costs of continued operation of the printing and envelope business. There can be no assurance that the proceeds of any strategic alternative will completely offset the implementation costs of such strategic alternative and the costs incurred in continuing the operation of the printing and envelope business pending such implementation.

In 1999, $912,000 or 45% of the revenues of the printing and envelope business resulted from sales to the five largest customers of such business, and $485,000 or 24% of such revenues resulted from sales to its two largest customers. In late 1999, the Company was advised by a customer, which accounted for $201,000 or 10% of printing and envelope revenues in 1999 and $714,500 or 28% of printing and envelope revenues in 1998, that it would no longer be a customer of the Company. The Company expects that the loss of this customer will adversely affect its results of operations in future periods. Furthermore, the loss of any more of the major customers of the printing and envelope business can be expected to have a material adverse effect on the Company's future results of operations.

Selling, general and administrative expenses as a percentage of sales were 23% in 1999 and 21% in 1998. The Company has experienced increases in its selling, general and administrative expense due to general corporate overhead costs that were previously charged to the former games business and are currently being charged to the printing and envelope and publishing businesses. The Company is attempting to decrease such costs through the sale of the remaining equipment of, and the sublease of the plant facilities associated with, the former games division. Pending the success of such efforts, such expenses can be expected to affect the Company's results of operations for the foreseeable future.

Research and development expenses for the games division were discontinued after the sale of the games division to Hasbro, Inc. in October 1998.

Other income increased $112,000 in 1999 to $207,000 from $95,000 in 1998. The 1999 increase was primarily due to the increase in interest income in the amount of $64,000 and sale of equipment. Other income decreased $119,000 in 1998 from 1997. The 1998 decrease was primarily due to the sale of marketable securities and lower earned interest.

A deferred tax benefit of $79,000 has been recorded for fiscal year 1999. No provision (benefit) for income taxes was recorded for fiscal year 1998.


LIQUIDITY AND SOURCES OF CAPITAL
Cash and cash equivalents increased $5,583,000 in fiscal 1999 to $7,321,000. The increase in 1999 resulted primarily from the net proceeds from the sale of the games division to Hasbro, Inc. of $5,247,000 in October 1998, cash provided by operations of $282,000, proceeds from the disposal of equipment in the amount of $77,000, less purchases of intangibles and equipment in the amount of $23,000. The decrease in fiscal 1998 of $393,000 was principally the result of cash used by operations of $415,000 and purchases of equipment in the amount of $140,000.

The Company leases its office, warehouse, and manufacturing facilities under noncancellable operating leases. Annual commitments under these leases at April 30, 1999 are as follows: fiscal 2000 - $329,000, fiscal 2001 through fiscal 2006 - $129,000, annually. Certain of these leases are with the Company's Chairman and a member of his family.

At April 30, 1999, the Company has no debt with third-party lenders.

During fiscal 1999, cash and cash equivalents ranged from approximately $1.7 million to $7.3 million. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables. During fiscal 1999 and fiscal 1998, the Company maintained an average balance for certificates of deposit and treasury bills of approximately $4,230,000 and $1,670,000, respectively.

Management believes that existing cash and cash equivalents, together with cash generated from operations and investing activities, will be sufficient to meet the Company's liquidity and capital needs for the next 12 months. Due to the Company's losses from continuing operations before income taxes in each of the past three years and its net losses (excluding proceeds of the sale of the games division) for two of the last three years, the Company has determined to focus its efforts on the publishing business and seek strategic alternatives for the printing and envelope business.

IMPACT OF INFLATION AND CHANGING PRICES
Due to the highly competitive nature of the printing industry in which the Company operates, increased costs were unable to be fully passed on to customers during the past three years.

Charges to depreciation represent the allocation of historical costs over past years, and are significantly less than if they were based on the consumption of current cost of productive assets. Assets replaced in future years will be replaced at significantly higher costs but replacements are expected to produce economies in production.

Year 2000 Issue
As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of April 30, 1999, the Company has incurred direct Year 2000 compliance costs of approximately $12,500, to cover assessment of systems, internal testing, training, and replacement and modification of existing systems. The Company's Year 2000 compliance costs consist of software, consulting time, employee time and new and upgraded hardware. The Company expects to complete its Year 2000 program during fiscal 2000 at an estimated cost to completion of an additional $17,500.

Management has hired an independent consultant to establish and implement a plan to address the Company's software and operating systems issues for the Year 2000. The Company's plan includes assessment, remediation and renovation and testing. The Company has completed the assessment phase which includes the identification of critical and non-critical operating systems and external interfaces with third-party computer systems and a survey of the majority of the Company's vendors concerning Year 2000 compliance. Responses from vendors have generally indicated that such vendors expect to be Year 2000 compliant. The Company commenced the remediation and renovation phase in April 1999 with the purchase of hardware and software to replace critical and non-critical operating systems that would likely be affected by the Year 2000 issue. The replacement hardware and software are off-the-shelf, Gateway based, products from Intuit and Microsoft which, based upon manufacturer information, management believes are less susceptible to Year 2000 issues. The Company is currently working with its hardware and software vendors and other third parties to complete the remediation and renovation phase. Completion and transition to the Company's new systems are expected by September 1999. The Company expects to complete the testing phase in October 1999.

The Company has not identified a cost-effective Year 2000 contingency plan beyond confirming its ability to shift its business to alternative vendors and service providers. Since the Company has three to four vendors for the major inventory items, management feels that there will be no interruptions of service from suppliers. The Company uses one major vendor for the printing and mailing of Girls' Life magazine, but based on documentation and discussions with the vendor, management does not expect a disruption of service due to the Year 2000 issue. The Company believes that other vendors of printing and mailing services could meet the needs of Girls' Life if necessary.

While the Company believes that it is taking prudent and necessary action to comply with Year 2000 requirements, there can be no assurance that the Year 2000 issue will not result in information or communications systems interruptions. Such interruptions, if of significant duration, could be expected to have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

Item 7.     FINANCIAL STATEMENTS

Consolidated Statement of Financial Condition
------------------------------------------------------------
April 30,                                          1999
------------------------------------------------------------
                                             (000's Omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $7,321
   Accounts receivable, net                          429
   Inventories, less $65,000 allowance
        for obsolescence
      Raw materials and component parts              161
      Work in progress                                49
      Finished goods                                  30
                                                     -------
                                                     240
Prepaid expenses                                      10
                                                  --------
                   TOTAL CURRENT ASSETS             8,000

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and
      fixtures                                     3,709
   Leasehold improvements                            305
   Accumulated depreciation                       (3,690)
                                                  --------
                                                     324
                                                  --------
INTANGIBLE ASSETS-NET                                  2
                                                  --------
DEFERRED TAX ASSET                                    79
ASSETS HELD FOR SALE                                  89
                                                  --------
                                                  $8,494
                                                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  142
   Accrued expenses                                  198
   Income taxes payable                              165
   Deferred subscription revenue                   1,246
                                                  --------
                   TOTAL CURRENT LIABILITIES       1,751
                                                  --------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
   Preferred Stock-par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock-par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985: shares outstanding
      1,619,820                                      527
   Capital surplus                                 3,378
   Retained earnings                               2,960
                                                  --------
                                                   6,865
   Treasury stock at par - 490,165 shares           (122)
                                                  --------
                   TOTAL STOCKHOLDERS' EQUITY      6,743
                                                  --------
                                                  $8,494
                                                   =======

See Notes to Consolidated Financial Statements.

Item 7.     FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
---------------------------------------------------------------
Year Ended April 30,                     1999         1998
---------------------------------------------------------------

                       (000's Omitted, except share information)
Net Sales - printing                    2,024        2,587
          - publishing                  3,803        2,800
                                      -------------------------
                                        5,827        5,387
                                      -------------------------

Cost of goods sold - printing           2,239        2,462
                   - publishing         2,465        2,016
                                      -------------------------
                                        4,704        4,478
                                      -------------------------
Gross profit from continuing
        operations                      1,123          909
                                      -------------------------
Selling, general and
   administrative expenses              1,344        1,144

                                      -------------------------
Loss from continuing operations
     before other income                (221)         (235)

Other income:
   Investment and interest income        137            73
   Realized and unrealized gain
     on marketable securities              0            27
   Gain on sale of property               70             0
   other                                   0            (5)
                                         -----------------------
                                         207            95
                                        -----------------------
Loss from continuing operations,
   before income taxes                  ( 14)         (140)

Deferred benefit for income taxes         79             0
                                        -----------------------
Income (loss) from continuing
   operations                             65          (140)

Discontinued Operations:
   Operating loss from
     games division                     (433)       (1,585)
   Gain on disposal of games
     business (net of income
     taxes of $580)                    3,881             0
                                     --------------------------
Net income (loss)                      3,513        (1,725)
                                     --------------------------

Net Earnings (loss) per common
     share - basic and diluted:

Income (loss) from continuing
     operations per share            $   .04      $ ( .09)

Gain (loss) from discontinued
     operations                         2.13        ( .98)
                                     --------------------------
Net Earnings (loss) per common
     share - basic and diluted          2.17        (1.07)
                                     ==========================
Weighted average number of
     shares outstanding              1,619,820   1,619,820
                                     ==========================

See Notes to Consolidated Financial Statements.

Item 7.     FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
                   (000's omitted, except shares outstanding data)
                                                               Total
              Shares     Common Capital  Retained  Treasury Stockolders'
             Outstanding  Stock  Surplus  Earnings   Stock      Equity
             ----------  ------  -------  --------  --------  ----------
Balance
May 1, 1997    1,620,820    527     3,378    1,172     (122)    4,955

Net Loss-1998                               (1,725)            (1,725)
              ----------------------------------------------------------
Balance
April 30, 1998 1,619,820    527     3,378     (553)    (122)    3,230

Net income-1999                               3,513             3,513
              ----------------------------------------------------------
Balance
April 30, 1999 1,619,820  $ 527   $ 3,378   $ 2,960  $ (122)  $ 6,743
              ==========================================================

See Notes to Consolidated Financial Statements.

Item 7.     FINANCIAL STATEMENTS (Continued)
Consolidated Statements of Cash Flows
----------------------------------------------------------------
Year Ended April 30,                            1999     1998
----------------------------------------------------------------
                                               (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $ 3,513    (1,725)
  Adjustments to reconcile net income        -------------------
    (loss)to net cash provided by (used in)
       operating activities:
     Depreciation                                143       155
     Deferred benefit for income taxes           (79)        0
     Amortization                                  0        58
     Gain on disposal of games business       (3,881)        0
     Gain on disposal of property
        and equipment                           ( 70)        0
     Gain on sale of marketable
        securities                                 0     (  27)
     Decrease in accounts receivable
        allowances                               (45)    ( 146)
   Changes in operating assets and liabilities:
     (Increase) decrease in operating assets:
        Accounts receivable, gross               589       386
        Inventories                              436        55
        Prepaid expenses                          24        87
     Increase (decrease) in operating
        liabilities:
        Accounts payable                        (210)    ( 107)
        Accrued expenses                        (525)      442
        Income taxes payable                     165         0
        Deferred subscription revenue            222       407
                                               -----------------
Total adjustments                             (3,231)    1,310
                                               -----------------
   Total cash provided by (used in)
      operating activities                       282     ( 415)
                                               -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment           (  5)    ( 140)
  Purchases of intangible assets                ( 18)    (  13)
  Cash proceeds from disposal of property
     and equipment                                77         0
  Cash proceeds from the sale of marketable
     securities                                    0       175

  Cash proceeds from sale of substantially
     all the assets of the games division,
     net of related expenses                   5,247         0
                                               -----------------
    Total cash provided by investing
       activities                              5,301        22
                                               -----------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                           5,583     ( 393)
CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                            1,738     2,131
                                               -----------------
CASH AND CASH EQUIVALENTS
  END OF YEAR                                $ 7,321   $ 1,738
                                               =================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of Monarch Services, Inc., formerly Monarch Avalon, Inc., and its wholly-owned Subsidiaries (collectively, "the Company"), include Monarch Services, Inc., Girls' Life, Inc. and Broken Windows, Inc.

Girls' Life, Inc. ("Girls' Life") was incorporated in December 1993 in the State of Maryland and publishes a magazine for girls ages nine to fourteen. Substantial operations began in fiscal year 1995 with the release of its initial bi-monthly publication in August 1994. Magazines are sold nationally and internationally through distributors and directly by Girls' Life through one and two year subscriptions.

Monarch Services, Inc. ("Monarch") consists of one division, printing and envelopes, and is incorporated in the State of Delaware. Monarch's printing division manufactures envelopes and provides printing and graphic arts services to various commercial customers. Printing and envelope sales are predominantly with commercial customers in various industries located in the Mid-Atlantic region of the United States. Monarch also provides printing services to Girl's Life magazine. It designs and prints promotional and direct mail literature for the magazine. During fiscal 1999 publishing production accounted for approximately 12% of Monarch Services' revenues on an interdivision basis, including sales to discontinued operations.

Creampuffs, Inc. was incorporated on March 12, 1997 in the State of Maryland  as
a  marketing  company  for  others.   This subsidiary  did  not  engage  in  any
operations in the years ended April 30, 1999 and 1998.

Broken Windows, Inc. was incorporated on June 11, 1997 in the State of Maryland as a retail operation. On November 26, 1997, Broken Windows, Inc. opened a retail store in Maryland for the purpose of selling computer and board games manufactured by Monarch Avalon, Inc. and computer and board games manufactured by other companies. Products associated with Girls' Life magazine were also offered for sale to the general public. The retail store was closed on January 17, 1998. This subsidiary did not engage in any operations in the year ended April 30, 1999.

All material intercompany balances between Monarch Services, Inc. and Girls' Life Inc. have been eliminated in consolidation.

NOTE B - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

REVENUE RECOGNITION: Girls' Life Inc. recognizes revenue related to subscriptions for its magazine according to the ratio of magazines issued to total subscribed issues. Deferred subscription revenue represents amounts collected for subscriptions of the magazine not yet issued.

Revenues from the sale of products by Monarch Services, Inc. are recorded upon shipment to the customer.

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

ACCOUNTS RECEIVABLE: Monarch's principal customers are commercial entities. Receivables are generally due within 30 days. No one customer accounted for over 10% of total net sales in 1999 or 1998 for Girls' Life. Two customers of printing and envelopes accounted for approximately 10% and 14%, respectively of the total Monarch's net sales in 1999. One major printing customer, whose account was lost in 1999, accounted for approximately 10% of net printing sales in 1999 and 28% in 1998.

Girls' Life sells its magazine through distributors and direct individual subscriptions. Receivables consist of advertising income and sales of magazines through the distributors for issues released prior to April 30.

INTANGIBLE ASSETS: Intangible assets consist of Girls' Life, Inc. trademarks and are amortized using the straight-line method over periods estimated to be benefited. At April 30, 1999, intangible assets were $2,158.

INVENTORIES: The Company values inventories at the lower of average cost (first-in, first-out) or market.

PROPERTY  AND  EQUIPMENT:  Property  and  equipment  is  carried  at  cost   and
depreciation is computed by the straight-line method over estimated useful lives ranging from three to ten years.

FINANCIAL INSTRUMENTS: The current carrying value of current assets and current liabilities is a reasonable estimate of their fair value due to the short-term nature of such accounts.

MARKETABLE SECURITIES: The Company accounts for its investments in equity securities under the accounting and reporting provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). The Company has classified its investments as trading securities based on its intended use. As such, unrealized holding gains and losses are included in the consolidated statements of operations. The marketable securities were sold during fiscal year 1998. There were no marketable securities held during fiscal year 1999.

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

EARNINGS PER SHARE: Basic earnings per share are based on the weighted average number of shares of common stock outstanding during each year. There are no potentially dilutive common shares.

STOCK-BASED COMPENSATION ARRANGEMENTS: The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation arrangements. Accordingly, no compensation has been recognized. Had compensation costs been determined based on fair value at the grant date forward consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income or loss would not have been effected on a pro forma basis.

NEW ACCOUNTING PRONOUNCEMENTS:

The  Company  adopted Statement of Financial Accounting Standard No.  130  (SFAS
130), "Reporting Comprehensive Income" for the fiscal year ended April 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The implementation of SFAS No. 130 did not have an effect on the financial statements.

The  Company  adopted Statement of Financial Accounting Standard No.  131  (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information" for the fiscal year ended April 30, 1999. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments.

The Company is required to adopt Statement of Financial Accounting Standard No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities" for the year ending April 30, 2001. SFAS 133 requires reporting entities to disclose certain information for derivative financial instruments. The Company has not assessed the impact of implementing SFAS 133.

DISCONTINUED OPERATIONS:

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

Inventories and intangibles from discontinued operations sold were approximately as follows:

    Net inventories                    $1,292,000
    Net intangibles                        60,000


Net sales and income from discontinued operations are as follows:

                                Years Ended April 30,
                                 1999         1998
-----------------------------------------------------
Net sales                    $  1,076   $    2,844
Loss from discontinued
   operations                   ( 433)      (1,585)



Net assets of discontinued operations are as follows:

                               Year Ended April 30,
                                     1999
---------------------------------------------------
Net assets held for sale             $89


NOTE C - ACCOUNTS RECEIVABLE
Accounts receivable consist of the following at April 30, 1999:

Accounts Receivable-Games              64,406
                   -Printing       $  349,402
                   -publishing        157,738
                                   -----------
Less:                                 571,546
  Allowance for doubtful accounts    (142,491)
                                   -----------
                                   $  429,055
                                   ===========

The Accounts Receivable-Games in the amount of $64,406 is fully reserved in the Allowance for doubtful accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D-INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the Federal statutory rates is as follows:

--------------------------------------------------------------
Year Ended April 30,                          1999      1998
--------------------------------------------------------------

Federal income tax at statutory rate            34%      (34)%
Net operating losses and other tax credits     (21)       33
Non-deductible items and other                   1         1
                                               -----     -----
                                                14 %       - %
                                               =====     =====


The deferred tax assets (liabilities) result from the following temporary differences:
--------------------------------------------------------------
April 30,                                              1999
--------------------------------------------------------------
Current:
  Financial statement accruals, net              $   36,000
  Inventory reserves and uniform capitalization       8,000
  Allowances for accounts receivable                 36,000
                                                 ----------
                                                     80,000
Non-current:                                     ----------
  Depreciation                                      (13,000)
  Amortization                                        6,000
  Net operating loss and other tax
    credits-carryforwards                             6,000
                                                 ----------
                                                    ( 1,000)
                                                 ----------
Net deferred tax asset                           $   79,000
                                                  =========

In fiscal 1999 the Company did not record a valuation allowance due to the expected timing of the reversal of temporary differences and the Company's ability to realize the deferred tax asset.

Cash payments of $415,000 were made for income taxes in the current year. There were no cash payments for income taxes in 1998.

NOTE E - PROFIT-SHARING PLAN

Substantially all of the Company's employees participate in a profit-sharing plan. Contributions are determined by the results of operations and can be increased at the discretion of the Board. There were no contributions in 1999 and 1998.

NOTE F - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office, warehouse and manufacturing facilities. Several of the leases provide for renewal options ranging from two to five years. The Company generally must pay for property taxes, insurance and maintenance costs related to the properties. Total rental expense for 1999 and 1998 was approximately $329,000 and $317,000 respectively.

The future annual minimum rental commitments for non-cancellable operating leases as of April 30, 1999 are as follows: 2000 - $329,000, 2001 through 2006
- $129,000, annually.

Certain facilities are leased annually for approximately $127,000 from the Chairman of the Company and a member of his family.

LITIGATION: At April 30, 1998 the Company accrued settlement costs of $411,000 related to a lawsuit. The lawsuit was settled in July 1998 and the $411,000 was paid in August 1998. The Company is involved, from time to time, in legal actions arising in its normal course of operations.

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

On October 3, 1997, the stockholders approved the proposal to grant to each of the Company's President and two outside directors options to purchase 40,000 unregistered shares of the Company's common stock for $2.00 per share and approved the proposal to grant to the Company's Chairman options to purchase 80,000 unregistered shares of the Company's common stock for $2.00 per share, a price approximating the fair value of these shares at the dates of grant. The options terminated on September 30, 1998.

No options have been exercised during the years ended April 30, 1999 and 1998. Options outstanding total 300,000 shares at April 30, 1999.

NOTE G - SEGMENT INFORMATION

The Company operates in two industry segments: Printing and envelope and Publishing. Operating profit (loss) represents net sales less all identifiable operating expenses. General corporate expenses, income taxes and other income or expense are excluded from segment operations.

                                            ($000 Omitted)
                                            1999      1998
                                           ----      ----
Net Sales
   -Printing                              $2,024     2,587
   -Publishing                             3,803     2,800
                                          -------   -------
     Total                                $5,827    $5,387
                                          =======   =======
   Operating profit (loss):
   -Printing                                (860)     (354)
   -Publishing                               895       262
                                          -------   -------
     Total                                    35      ( 92)
   General Corporate Expenses, net          (256)     (143)
   Other Income, net                         207        95
                                          -------   -------
Loss before income taxes                  $  (14)  $  (140)
                                          =======   =======

                                              ($000 Omitted)
                                            1999      1998
                                             ----      ----
Identifiable Assets:
   -Games                                 $   89    $2,204
   -Printing                                 959     1,214
   -Publishing                               744       488
   General Corporate                       6,702     1,423
                                          -------   -------
                                          $8,494    $5,329
                                          =======   =======
Depreciation and Amortization:
   -Games                                 $   35    $  102
   -Printing                                  94       111
   -Publishing                                14         0
                                          -------   -------
                                          $  143    $  213
                                          =======   =======
Capital Expenditures:
   -Games                                 $    5     $  65
   -Printing                                   0        88
                                          -------   -------
                                          $    5    $  153
                                          =======   =======

Corporate assets consist mainly of cash and cash equivalents, and certain other assets.

Intersegment sales or transfers were $77,000 for 1999 and $851,000 for 1998. These sales are not included in the sales shown above. Intersegment sales are accounted for at prices comparable to unaffiliated customer sales. All segments share certain facilities and operate under common management. These expenses are allocated ratably to each segment.
                         -----------------------

Consolidated Quarterly Results of Operations

A summary of the unaudited consolidated quarterly results of operations for the years ended April 30, 1999 and 1998 is as follows.

                                          Fiscal 1999
                                      Three Months Ended
                         --------------------------------------------
                         July 31   October 31   January 31   April 30
                         -------   ----------   ----------   --------
                             (000 Omitted, except per share data)

Net operating Sales       $1,067       $2,038       $1,173     $1,549
Gross Profit                  38          719           (5)       371
Net (Loss) Income           (127)       4,286         (328)      (318)
Net (Loss) Income
  per Common Share          (.08)        2.65         (.20)      (.20)

The increase in sales for the three months ended October 31, 1998 was primarily due to publishing sales. There was one issue of Girls' Life magazine in the three months ended July 31, 1998 and two issues in the three months ended October 31, 1998.

The increase in net income per common share for the three months October 31, 1999 was primarily due to the sale of the games division.


                                          Fiscal 1998
                                      Three Months Ended
                         --------------------------------------------
                         July 31   October 31   January 31   April 30
                         -------   ----------   ----------   --------
                             (000 Omitted, except per share data)

Net Operating Sales       $  886       $1,490       $1,131     $1,880
Gross Profit                 108          323         (207)       685
Net (Loss) Income            (65)           6         (686)      (980)
Net (Loss) Income
  per Common Share          (.04)         .00         (.42)      (.61)

In July 1998, the Company settled a lawsuit and accrued the settlement cost of $411,000 in the three months ended April 30, 1998. The $411,000 settlement cost was paid in August 1998.


Independent Auditors' Report


To the Stockholders and Board of Directors, Monarch Services, Inc. Baltimore, Maryland

We have audited the accompanying consolidated statement of financial condition of Monarch Services, Inc. and Subsidiaries as of April 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monarch Services, Inc. and Subsidiaries as of April 30, 1999, and the results of their operations and their cash flows for the years ended April 30, 1999 and 1998, in conformity with generally accepted accounting principles.




/s/       Deloitte & Touche LLP
Deloitte & Touche LLP
Baltimore, Maryland
July 22, 1999

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          NONE
                                PART III

     Information required in Part III, Items 9-12 is incorporated by reference to the Company's proxy statement to be filed in connection with the October 1999 Annual Meeting of Stockholders.


Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by Item 9 is incorporated by reference from the information set forth under the heading "Election of Directors--Directors and Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of stockholders to be held in October 1999.


Item 10.  EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated by reference from the information set forth under the heading "Election of Directors--Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held in October 1999.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by Item 11 is incorporated by reference from the information set forth under the heading "Ownership of Voting Securities--Principal Stockholders" in the Company's definitive proxy statement for its annual meeting of stockholders to be held in October 1999.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 12 is incorporated by reference from the information set forth under the heading "Election of Directors--Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held in October 1999.

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

           21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's
                  Form 10-QSB for the quarter ended October 31,
                  1997).

           27.    Financial Data Schedule.

              (b) The Company did not file any report on Form 8-K
                  during the fourth quarter of the year ended
                  April 30, 1999.

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

DATE: July 29, 1999
      -------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






Date   July 29, 1999                     /s/     Jackson Y. Dott
     ----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                         (Principal Executive Officer),
                                            Treasurer and Director


Date   July 29, 1999                     /s/    David F. Gonano
     ----------------                    -------------------------------
                                         David F. Gonano, Director




Date   July 29, 1999                     /s/   Helen Delich Bentley
     ----------------                    -------------------------------
                                         Helen Delich Bentley, Director




Date   July 29, 1999                     /s/    Steven M. Szekely
     ----------------                    -------------------------------
                                         Steven M. Szekely, Executive
                                         Vice-President and Secretary



Date   July 29, 1999                     /s/    A. Eric Dott
     ----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date   July 29, 1999                     /s/    Marshall Chadwell
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