Form 10QSB
period 1999-07-31
MONARCH SERVICES INC
filed 1999-09-14
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED    JULY 31, 1999     COMMISSION FILE NO. 0-8512
                  ------------------                      --------


                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Delaware                                52-1073628
---------------------------------  ------------------------------
 (State or other jurisdiction of  (IRS EmployerIdentification No.)
        incorporation)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code       410-254-9200
                                                    -------------

                              Not applicable
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check  whether  the issuer (1) has filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ X ]      NO [   ]

As of July 31, 1999, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                  July 31, 1999
                                                  -------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $7,209
   Accounts receivable, net                             201
                                                      -----
                                                      7,410
  Income tax receivable                                 230
  Other current assets                                  125
                                                      -----
           TOTAL CURRENT ASSETS                       7,765

PROPERTY AND EQUIPMENT                                  836
   Less accumulated depreciation                       (602)
                                                      -----
                                                        234
                                                      -----
INTANGIBLE ASSETS, NET                                    2
                                                      -----
DEFERRED TAX ASSET                                       79
ASSETS HELD FOR SALE                                    248
                                                      -----
                                                     $8,328
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $   86
   Accrued expenses                                     417
   Income taxes payable                                 165
   Deferred subscription revenues                     1,370
                                                     ------
           TOTAL CURRENT LIABILITIES                  2,038

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820                                         527
   Capital surplus                                    3,378
   Retained earnings                                  2,507
                                                     ------
                                                      6,412
   Treasury stock at par - 490,165 shares              (122)
                                                      -----
             TOTAL STOCKHOLDERS' EQUITY               6,290
                                                      -----
                                                     $8,328
                                                      -----

See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                              Three Months Ended
                                                    July 31,
                                              ------------------

                                               1999         1998
                                               ----         ----

                                 (000's omitted, except per share data)

Net Sales - publishing                       $  603       $  497

Cost of goods sold - publishing                 488          440
                                           -------------------------
Gross profit from continuing
        operations                              115           57
                                           -------------------------
Selling, general and
   administrative expenses                      141           50
                                           -------------------------
(Loss) gain from continuing
   operations before other
     income and income taxes                    (26)           7

Other income:
   Investment and interest income                72           10
   other                                         38            0
                                           -------------------------
Gain from continuing operations
   before income taxes                           84           17

Income tax expense                               30            0
                                           -------------------------
Income from continuing operations                54           17
                                           -------------------------
Discontinued Operations:
   Operating loss from
     games division                               0         (449)
   Operating loss from printing and
     envelope division (net of income
     tax benefit of $143)                      (279)        (144)
   Estimated loss on disposal of printing
     and envelope and games segments
     (net of income tax benefit of $117)       (228)           0
                                         --------------------------
Loss from discontinued operations              (507)        (593)
                                          --------------------------
Net loss                                       (453)        (576)
                                          --------------------------

Net Earnings (loss) per common
     share - basic and diluted:

Income from continuing
     operations per share                    $  .03      $   .01

Loss from discontinued
     operations                                (.31)        (.37)
                                          --------------------------
Net loss per common share
     - basic and diluted                     $ (.28)      $ (.36)
                                          --------------------------
Weighted average number of
     shares outstanding                     1,619,820   1,619,820
                                          --------------------------

See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             Three Months Ended
                                                  July 31,
                                             ------------------
                                              1999       1998
                                              ----       ----
                                              (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                   $  (453)   $  (576)
  Adjustments to reconcile net loss          ------     ------
  to net cash used in operating
  activities:
     Depreciation and amortization               30         41
     Gain on disposal of equipment              (27)         0
     Changes in accounts receivable,
       inventories, other assets,
       assets held for sale, accounts
       payable, accrued expenses,
       deferred subscription revenue
       and income tax payable                    332       134
                                              ------    ------
Total cash used in operating activities         (118)     (401)
                                              ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (21)        0
  Cash proceeds from disposal of property
     and equipment                                27         0
                                              ------    ------
    Total cash provided by investing
       activities                                  6         0
                                              ------    ------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                              (112)     (401)
CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                            7,321     1,738
                                              ------    ------
CASH AND CASH EQUIVALENTS
  END OF YEAR                                $ 7,209   $ 1,337
                                              ------    ------

See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. (Monarch), formerly Monarch Avalon, Inc., and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life Inc. collectively referred to herein as the Company) have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges and accruals for the discontinued segments) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1999.

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

The average total distribution per issue during fiscal year 1999 was as set forth in the following table.

Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

         Newsstand Sales                         60,000

         Subscription Sales                     233,000
                                               ---------
            Total Paid Circulation              293,000


         Complementary Copies                     1,000


The following table sets forth the average number of subscriptions geographically sold per issue, internationally and domestically during FY 1999.


Geographic Distribution         Number of Magazines Distributed
-----------------------         -------------------------------

         United States                          229,000

         International                            4,000

NOTE B - DISCONTINUED OPERATIONS

SALE OF GAMES DIVISION:

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

Total assets from the games division held for sale at April 30, 1999 were $89,000. Approximately $18,000 of the $89,000 were sold as of July 31, 1999. Approximately $71,000 remained unsold as of July 31, 1999. These assets have been written down to their estimated net realizable value.

Net sales and income from discontinued operations of the games division are as follows:

                                    Quarter Ended July 31,
                                       1999         1998
-----------------------------------------------------------
Net sales                          $      0   $      214
Estimated loss on disposal
   of games segment                      (7)           0
Loss from discontinued
   operations                             0         (449)




Net assets of discontinued operations of the games division are as follows:

                               Quarter Ended July 31,
                                     1999
---------------------------------------------------
Net assets held for sale           $   64

CLOSING OF PRINTING AND ENVELOPE DIVISION:

Effective August 20, 1999, the Company closed the printing and envelope division due to increased losses since last year's sale of the games division. The machinery and equipment and inventories of the printing and envelope division are expected to be sold in the near future.

Net inventories from the printing and envelope division held for sale at July 31, 1999 were approximately $183,000. The inventories will be sold privately or auctioned off in November 1999. These inventories have been written down to their estimated net realizable value.

Net machinery and equipment from the printing and envelope division held for sale at July 31, 1999 was approximately $109,000. The machinery and equipment will be auctioned off in November 1999.

Due to the closing of the printing and envelope division, wages of approximately $87,000 were accrued as of July 31, 1999. This included two weeks severence pay and accumulated vacation and sick days for the 41 employees terminated. Accured rent of $220,000 has been recorded for the portion of the Company's office, warehouse, and manufacturing facilities which were utilized by the discontinued segments.


Net assets from discontinued operations of the printing and envelope division are as follows:

    Net assets held for sale                    $  184,000


Net sales and income from discontinued operations of the printing and envelope division are as follows:

                                       Quarter Ended July 31,
                                        1999         1998
-------------------------------------------------------------
Net sales                              $    392   $     569
Estimated loss on disposal
   of printing and envelope
   segment                                 (221)          0
Loss from discontinued
   operations                              (279)       (144)

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at July 31, 1999:

Accounts Receivable-Games              42,063
                   -Printing       $  206,777
                   -publishing        114,482
                                   -----------
Less:                                 363,322
  Allowance for doubtful accounts    (162,491)
                                   -----------
                                   $  200,831
                                   ===========

The Accounts Receivable-Games in the amount of $42,063 is fully reserved in the Allowance for doubtful accounts.

NOTE D - INVENTORIES

For  quarterly  reporting  purposes, Monarch  values  inventory  using   both
perpetual  records  and  physical  counts,  while  at  year-end  values   are
determined solely on the basis of physical counts.

Inventories in the amount of $183,000 of the printing and envelope division will be sold or auctioned off in the near future.

The major components of the printing and envelope inventories consist of the following:

                               July 31,1999         April 30, 1999
                               -------------        --------------
                                       (000's omitted)

Raw materials                    $  149                $  161
Work in progress                     25                    49
Finished goods                       29                    30
                                 ------                ------
                                 $  203                $  240

The above components are shown net of lower of cost or market reserves of $65,000 at July 31, 1999 and April 30, 1999. On October 27, 1998, the Company sold substantially all the assets of the Games division. All games inventories were transferred to Hasbro, Inc. as part of the sales agreement. The remaining inventories at July 31, 1999 relate entirely to the printing and envelope segment of Monarch Services, Inc. The Company values its inventories at the lower of cost (first-in, first-out) or market.

ITEM II             MONARCH SERVICES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2000 are to the fiscal year ending April 30, 2000, and references to fiscal 1999 are to the fiscal year ended April 30, 1999.


CERTAIN CAUTIONARY INFORMATION


In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. Included in these risks is the Company's history of losses, its fluctuations in operating results, competition and other risks set forth herein and in the Company's annual report on Form 10KSB for the year ended April 30, 1999. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

RESULTS OF OPERATIONS

Monarch Services, Inc. consists of one subsidiary, Girls' Life, Inc., that publishes a magazine.


RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 2000 AND 1999

Sales of the Publishing division in the first quarter of fiscal 2000 increased by $106,000 or 21% from the first quarter of fiscal 1999. The increase in sales of the Publishing division relates primarily to the increase in promotions and direct mailing advertising of the magazine and increased revenue from newsstand sales and advertising.

Cost of goods sold as a percent of sales was 81% in the first quarter of fiscal 2000 compared to 89% in the first quarter of fiscal 1999. The decrease in fiscal 2000 was due to the increased subscription and newsstand sales and increased income from advertising.

Gross profit increased by $58,000 or 102% during the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Gross margin was 19% during the first quarter of fiscal 2000 as compared to 11% during the first quarter of fiscal 1999.

Selling, general and administrative expenses as a percentage of sales were 23% for the first quarter of fiscal 2000 and 10% for the first quarter of fiscal 1999. The increase in fiscal 2000 was due to general corporate overhead costs that were previously charged to the former games business and are currently being charged to the publishing business.

Other income increased $100,000 in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The increase was primarily due to the increase in interest income and sale of equipment.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company has cash and cash equivalents of approximately $7,209,000 a decrease of $112,000 from the amount at April 30, 1999. The decrease resulted primarily from cash used in operations of $118,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 1999, the Company has no debt with third party lenders.

YEAR 2000 DISCLOSURE

As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of July 31, 1999, the Company has incurred direct Year 2000 compliance costs of approximately $15,000, to cover assessment of systems, internal testing, training, and replacement and modification of existing systems. The Company's Year 2000 compliance costs consist of software, consulting time, employee time and new and upgraded hardware. The Company expects to complete its Year 2000 program during October, 1999 at an estimated cost to completion of an additional $10,000.

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








Date   September 14, 1999          /s/    A. Eric Dott
       ------------------          -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board





Date   September 14, 1999          /s/    A. Eric Dott
       ------------------          -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board
                                   (Principal Executive Officer)




Date   September 14, 1999          /s/    Marshall Chadwell
       ------------------          -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)