Form 10QSB
period 1999-10-31
MONARCH SERVICES INC
filed 1999-12-15
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  October 31, 1999     COMMISSION FILE NO. 0-8512
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

                              YES [ X ]      NO [   ]

As of October 31, 1999, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                October 31, 1999
                                               ------------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $7,154
   Accounts receivable, net                             446
                                                      -----
                                                      7,600
  Other current assets                                   45
                                                      -----
           TOTAL CURRENT ASSETS                       7,645

PROPERTY AND EQUIPMENT                                  743
   Less accumulated depreciation                       (502)
                                                      -----
                                                        241
                                                      -----
INTANGIBLE ASSETS, NET                                    2
DEFERRED TAX ASSET                                       79
ASSETS HELD FOR SALE                                    111
                                                      -----
                                                     $8,078
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $   90
   Accrued expenses                                     274
   Income taxes payable                                  13
   Deferred subscription revenues                     1,237
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,614

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820                                         527
   Capital surplus                                    3,378
   Retained earnings                                  2,681
                                                     ------
                                                      6,586
   Treasury stock at par - 490,165 shares              (122)
                                                      -----
             TOTAL STOCKHOLDERS' EQUITY               6,464
                                                      -----
                                                     $8,078
                                                      -----

See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three Months Ended  Six Months Ended
                                          October 31,       October 31,
                                      ------------------  ----------------

                                          1999     1998     1999     1998
                                          ----     ----     ----     ----

                                     (000's omitted, except per share data)

Net Sales - publishing                  $ 1,524  $ 1,432  $ 2,127  $ 1,929

Cost of goods sold - publishing             887      707    1,376    1,147
                                        ------------------------------------
Gross profit from continuing
        operations                          637      725      751      782
                                        ------------------------------------
Selling, general and
   administrative expenses                  157      246      298      296
                                        ------------------------------------
Income (loss) from continuing
    operations before other
      income and income taxes               480      479      453      486

Other income:
    Investment and interest income           68       18      140       28
    Other                                    10        0       48        0
                                        ------------------------------------
Income from continuing operations
    before income taxes                     558      497      641      514

Income tax expense                          190        0      218        0
                                        ------------------------------------
Income from continuing operations           368      497      423      514
                                        ------------------------------------

Discontinued Operations:
   Operating gain (loss) from
     games division                          0       170        0     (279)
   Gain on disposal of games business
     (less income taxes of $720 for the
     three months and six months ended
     October 31, 1998)                       0     3,743        0    3,743
   Operating loss from printing and
     envelope division (net of income
     tax benefit of $87 and $230) for the
     three months and six months ended
     October 31, 1999, respectively       (168)     (124)    (447)    (268)
   Estimated loss on disposal of
     printing and envelope (net of
     income1tax benefit of $24 and
     $140) for the three months and
     six months ended October 31,
     1999, respectively                    (26)        0     (255)       0
                                      --------------------------------------
Income (loss) from discontinued
     operations                           (194)     3,789    (702)   3,196
                                      --------------------------------------
Net income (loss)                          174      4,286    (279)   3,710
                                      --------------------------------------

Net earnings (loss) per common
     share-basic and diluted:

Income from continuing
     operations per share               $ .23     $ .31     $ .26    $ .32

Income (loss) from discontinued
     operations                          (.12)     2.34      (.43)    1.97
                                      ---------------------------------------
Net income (loss) per common
     share - basic and diluted           (.11)    $2.65      (.17)   $2.29
                                      ---------------------------------------
Weighted average number of shares
     outstanding                      1,619,820 1,619,820 1,619,820 1,619,820
                                      ---------------------------------------

See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               1999         1998
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $   (279)     $ 3,710
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Gain on disposal of property                (57)      (3,743)
     Depreciation and amortization                52           76
     Changes in accounts receivable,
       inventories, other assets,
       assets held for sale, accounts
       payable, accrued expenses,
       deferred subscription revenue
       and income tax payable                     81          227
                                              ------       ------
Total cash used in operating
     activities                                 (203)         270
                                              ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (21)           0
  Cash proceeds from sale of substantially
     all the assets of the games division          0        6,000
  Cash proceeds from disposal of property
     and equipment                                57            0
                                              ------       ------
    Total cash provided by investing
       activities                                 36            0
                                              ------       ------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                              (167)       6,270

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                            7,321        1,738
                                              ------       ------
CASH AND CASH EQUIVALENTS
  END OF YEAR                                $ 7,154      $ 8,008
                                              ------       ------

See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. (Monarch), formerly Monarch Avalon, Inc., and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life Inc. collectively referred to herein as the Company) and have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges and accruals specific to the discontinued printing and envelope segment) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months and six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1999.

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

Total assets from the games division held for sale at April 30, 1999 were $89,000. Approximately $34,000 of net assets remained unsold as of October 31, 1999. These assets have been written down to their estimated net realizable value. The machinery and equipment of the games division are expected to be sold in the third quarter of FY 2000.


Net sales and income from discontinued operations of the games division are as follows:

                                Three Months Ended        Six Months Ended
                                    October 31,             October 31,
                                 1999        1998        1999         1998
----------------------------------------------------------------------------
Net sales                       $    0     $     0      $    0      $   214
Gain from discontinued
   operations                        0       3,913           0        3,464



Net assets of discontinued operations of the games division are as follows:

                             Six Months Ended October 31,
                                       1999
---------------------------------------------------------
Net assets held for sale             $   34

CLOSING OF PRINTING AND ENVELOPE DIVISION:

Effective August 20, 1999, the Company closed the printing and envelope division due to increased losses since last year's sale of the games division. The machinery and equipment and inventories of the printing and envelope division are expected to be sold in the third quarter of FY 2000.

Net inventories from the printing and envelope division held for sale at October 31, 1999 were approximately $23,000. The inventories will be sold privately or auctioned off in November 1999. These inventories have been written down to their estimated net realizable value.

Net machinery and equipment from the printing and envelope division held for sale at October 31, 1999 was approximately $54,000. The machinery and equipment will be auctioned off in November 1999.

Due to the closing of the printing and envelope division, wages of approximately $87,000 were accrued as of July 31, 1999. This included two weeks severence pay and accumulated vacation and sick days for the 41 employees terminated. The accrued payroll was reversed in the quarter ended October 31, 1999. As of October 31, 1999, accrued rent of $162,000 has been recorded for the portion of the Company's office, warehouse, and manufacturing facilities which were utilized by the discontinued segments. Wages of $17,000 were accrued and charged to discontinued operations as of October 31, 1999 for three employees.


Net assets from discontinued operations of the printing and envelope division are as follows:

    Net assets held for sale                    $  77,000


Net sales and income from discontinued operations of the printing and envelope division are as follows:

                                  Three Months Ended      Six Months Ended
                                     October 31,             October 31,
                                  1999          1998      1999        1998
---------------------------------------------------------------------------
Net sales                         $  124      $  607      $  516   $ 1,176
Estimated loss on disposal
   of printing and envelope
   segment                          ( 50)          0        (395)        0
Loss from discontinued
   operations                       (255)       (124)       (677)     (268)


SUBSEQUENT EVENTS

On November 2, 1999, remaining inventories from the printing and envelope division and remaining equipment from the printing and envelope division and the games division was auctioned off. Net proceeds received from the sale of inventories and equipment was $738,000.

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at October 31, 1999:

Accounts Receivable-Games          $   28,066
                   -Printing           53,780
                   -publishing        460,191
                   -Other              35,411
                                   -----------
Less:                                 577,448
  Allowance for doubtful accounts    (131,846)
                                   -----------
                                   $  445,602
                                   ===========

The Accounts Receivable-Games in the amount of $28,066 and The Accounts Receivable-Printing in the amount of $53,780 is fully reserved in the Allowance for doubtful accounts.

NOTE D - INVENTORIES

Inventories in the amount of $23,000 of the printing and envelope division will be sold or auctioned off in the third quarter of FY 2000.

The major components of the printing and envelope inventories consist of the following:

                                   October 31,1999        April 30, 1999
                                   ---------------        --------------
                                           (000's omitted)

Raw materials                        $   93                $  161
Work in progress                         25                    49
Finished goods                           29                    30
Lower of cost or market reserves       (124)                  (65)
                                     ------                ------
                                     $   23                $  175

On October 27, 1998, the Company sold substantially all the assets of the Games division. All games inventories were transferred to Hasbro, Inc. as part of the sales agreement. The remaining inventories at October 31, 1999 relate entirely to the printing and envelope segment of Monarch Services, Inc. The Company values its inventories at the lower of cost (first-in, first-out) or market.

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

Rider

The revenues of the Company's Publishing division, its sole remaining operating division, are seasonal in nature. The Company publishes Girls' Life magazine six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. In order to facilitate Year 2000 compliance, the Company intends to accelerate publication of the February/March 2000 edition of Girls' Life to December 1999. See "Year 2000 Disclosure."


RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 2000 AND 1999

Sales of the Publishing division in the second quarter of fiscal 2000 increased by $92,000 or 6% from the second quarter of fiscal 1999. The increase in sales of the Publishing division relates primarily to the increase in subscription and advertising income for the second quarter.

Cost of goods sold as a percent of sales was 58% in the second quarter of fiscal 2000 compared to 49% in the second quarter of fiscal 1999. The increase in fiscal 2000 was primarily due to increased shipping and deliverly expenses and labor costs for additional personnel in the publishing division and additional labor costs charged to Girls' Life as a result of the closing of the games and printing and envelope divisions.

Gross profit decreased by $88,000 or 12% during the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Gross margin was 42% during the second quarter of fiscal 2000 as compared to 51% during the second quarter of fiscal 1999.

Selling, general and administrative expenses as a percentage of sales were 10% for the second quarter of fiscal 2000 and 17% for the second quarter of fiscal 1999. The decrease in fiscal 2000 was primarily due to less advertising and promotional expenses for the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 and an increase in corporate overhead charged to the publishing division as a result of the closing of the games and printing and envelope divisions.

Other income increased $60,000 in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. The increase was primarily due to the increase in interest income and sale of equipment.

Discontinued operations had no gains or losses from the games division for the second quarter of fiscal 2000 because the games division was sold to Hasbro, Inc. in October 1998. Operating losses for the printing and envelope division was $255,000 for the second quarter of fiscal 2000 as compared to $124,000 for the second quarter of fiscal 1999. Additional costs of $50,000 primarily for rent was charged to discontinued operations during the second quarter of fiscal 2000 for estimated losses on disposal of the printing and envelope and games divisions for costs thatwere and will be incurred with the closing of both the printing and envelope and games divisions.

RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 2000 AND 1999

Sales of the Publishing Division during the six months of fiscal 2000 increased by $198,000 or 10% from the six months of fiscal 1999. The increase in sales of the Publishing division relates primarily to the increase in promotions and direct mailing advertising of the magazine and increased revenue revenue from newsstand sales and advertising.

Cost of goods sold as a percent of sales was 65% during the six months of fiscal 2000 compared to 59% in the six months of fiscal 1999. The increase in fiscal
2000  was   primarily  due  to  increased shipping  and  delivery  expenses  and increased labor costs for additional personnel in the publishing division and additional labor costs charged to Girls' Life as a result of the closing of the games and printing and envelope divisions.

Gross  profit decreased by $31,000 or 4% during the six months of   fiscal  2000
compared to the six months of fiscal 1999. Gross margin was 35% during the six months of fiscal 2000 compared to 41% during the six months of fiscal 1999.

Selling, general and administrative expenses as a percentage of sales were 14% for the six months of fiscal 2000 and 15% for the six months of fiscal 1999.
The decrease in fiscal 2000 was primarily due to decreased advertising and promotional expenses and an increase in corporate overhead charged to the publishing division as a result of the closing of the games and printing and envelope divisions.

Other income increased $160,000 during the six months of fiscal 2000 compared to the six months of fiscal 1999. The increase was due primarily to the increase in interest income and sale of equipment.

Discontinued operations had no gains or losses from the games division for the six months of fiscal 2000 because the games division was sold to Hasbro, Inc. in October 1998. Operating losses for the printing and envelope division was $677,000 for the six months of fiscal 2000 as compared to $268,000 for the six months of fiscal 1999. Additional costs of $395,000 primarily for rent and wages were charged during the six months of fiscal 2000 for estimated losses on disposal of the printing and envelope division for costs that were and will be incurred with the closing of the printing and envelope division.


LIQUIDITY AND CAPITAL RESOURCES


At October 31, 1999, the Company has cash and cash equivalents of approximately $7,154,000 a decrease of $167,000 from the amount at April 30, 1999. The decrease resulted primarily from cash used in operations of $173,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

On November 2, 1999, remaining inventories from the printing and envelope division and remaining equipment from the printing and envelope division and the games division was auctioned off. Net proceeds received from the sale of the inventories and equipment was $738,000.

At October 31, 1999, the Company has no debt with third party lenders.

YEAR 2000 DISCLOSURE


As the Year 2000 approaches, existing software programs and operating systems must be reviewed to determine if they can accommodate information that employs dates after December 31, 1999. As of October 31, 1999, the Company has incurred direct Year 2000 compliance costs of approximately $35,000, to cover assessment of systems, internal testing, training, and replacement and modification of existing systems. The Company's Year 2000 compliance costs consist of software, consulting time, employee time and new and upgraded hardware. The Company has completed its Year 2000 program during the second quarter of fiscal 2000.

Management hired an independent consultant to establish and implement a plan to address the Company's software and operating systems issues for the Year 2000. The Company's plan included assessment, remediation and renovation and testing. The Company has completed the assessment phase which includes the identification of critical and non-critical operating systems and external interfaces with third-party computer systems and a survey of the majority of the Company's vendors concerning Year 2000 compliance. Responses from vendors have generally indicated that such vendors expect to be Year 2000 compliant. The Company completed the remediation and renovation phase with the purchase of hardware and software to replace critical and non-critical operating systems that would likely be affected by the Year 2000 issue. The replacement hardware and software was off-the-shelf, Gateway based, products from Intuit and Microsoft which, based upon manufacturer information, management believes are less susceptible to Year 2000 issues. The Company has completed its work with its hardware and software vendors and other third parties.

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

Although the Compamy does not expect any Year 2000 problems with the printing and mailing of its magazines, as a precaution, the February/March 2000 issue of Girls' Life magazine will be printed and mailed during December 1999.

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








Date   December 15, 1999           /s/    A. Eric Dott
       -----------------           -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board





Date   December 15, 1999           /s/    A. Eric Dott
       -----------------           -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board
                                   (Principal Executive Officer)




Date   December 15, 1999           /s/    Marshall Chadwell
       -----------------           -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)