Form 10QSB
period 2000-01-31
MONARCH SERVICES INC
filed 2000-03-14
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  January 31, 2000    COMMISSION FILE NO. 0-8512
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

                              YES [ X ]      NO [   ]

As of January 31, 2000, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issuer Format (check one):

                              YES [   ]      NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                January 31, 2000
                                               ------------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $8,502
   Accounts receivable, net                             397
   Marketable securities                                 48
                                                      -----
                                                      8,947
   Other current assets                                  24
                                                      -----
           TOTAL CURRENT ASSETS                       8,971

PROPERTY AND EQUIPMENT                                  648
   Less accumulated depreciation                       (437)
                                                      -----
                                                        211
                                                      -----
INTANGIBLE ASSETS, NET                                    6
DEFERRED TAX ASSET                                       79
                                                      -----
                                                     $9,267
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  256
   Accrued expenses                                      74
   Income taxes payable                                 378
   Deferred subscription revenues                     1,371
                                                     ------
           TOTAL CURRENT LIABILITIES                  2,079

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820                                         527
   Capital surplus                                    3,378
   Retained earnings                                  3,405
                                                     ------
                                                      7,310
   Treasury stock at par - 490,165 shares              (122)
                                                      -----
             TOTAL STOCKHOLDERS' EQUITY               7,188
                                                      -----
                                                     $9,267
                                                      -----

See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three Months Ended  Nine Months Ended
                                          January 31,        January 31,
                                      ------------------  -----------------

                                          2000     1999     2000     1999
                                          ----     ----     ----     ----

                                     (000's omitted, except per share data)

Net Sales - publishing                  $ 1,236  $   835  $ 3,363  $ 2,764

Cost of goods sold - publishing             781      649    2,227    1,796
                                        ------------------------------------
Gross profit from continuing
        operations                          455      186    1,136      968
                                        ------------------------------------
Selling, general and
   administrative expenses                  152      209      380      505
                                        ------------------------------------
Income (loss) from continuing
    operations before other
      income and income taxes               303     ( 22)     756      463

Other income:
    Investment and interest income          100       33      240       61
    Other                                     3        0       22        0
                                        ------------------------------------
Income from continuing operations
    before income taxes                     406       11    1,018      524

Income tax expense                          138        0      346        0
                                        ------------------------------------
Income from continuing operations           268       11      672      524
                                        ------------------------------------

Discontinued Operations:
   Operating loss from
     games division                          0         0       0     (279)
   Gain on disposal of games business
     (less income taxes of $516 for the
     three months and nine months ended
     January 31, 1999)                       0        62       0     3,805
   Operating income (loss) from printing
     and envelope division (net of income
     tax expense  of $25 and ($297) for the
     three months and nine months ended
     January 31, 2000, respectively         47      (401)    (575)    (668)
   Gain on disposal of printing and
     and envelope business (net of
     income tax of $211 and $178)
     for the three months and nine
     months ended January 31, 2000
     respectively                          409         0      345        0
                                      --------------------------------------
Income (loss) from discontinued
     operations                            456      (339)    (230)    2,858
                                      --------------------------------------
Net income (loss)                          724      (328)     442     3,382
                                      --------------------------------------

Net earnings (loss) per common
     share-basic and diluted:

Income from continuing
     operations per share               $ .17     $ .01     $ .41    $ .32

Income (loss) from discontinued
     operations                           .28      (.21)     (.14)    1.77
                                      ---------------------------------------
Net income (loss) per common
     share - basic and diluted            .45      (.20)      .27     2.09
                                      ---------------------------------------
Weighted average number of shares
     outstanding                      1,619,820 1,619,820 1,619,820 1,619,820
                                      ---------------------------------------

See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               Nine Months Ended
                                                  January 31,
                                              -------------------
                                               2000         1999
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $    724      $ 3,382
  Adjustments to reconcile net
  income to net cash provide (used)
  in operating activities:
     Gain on disposal of games business            0       (3,805)
     Gain on disposal of games and
       printing and envelope machinery
       and equipment and inventories            (345)           0
     Depreciation and amortization                69          116
     Changes in accounts receivable,
       inventories, other assets,
       accounts payable, accrued
       accrued expenses, deferred
       subscription revenue and
       income tax payable                        (44)         (59)
                                              ------       ------
Total provided cash (used) in operating
     activities                                  404         (366)
                                              ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            (26)           0
  Cash proceeds from sale of substantially
     all the assets of the games division          0        6,000
  Cash proceeds from sale of inventories
     and equipment                               803           15
                                               ------       ------
    Total cash provided by investing
       activities                                777        6,015
                                              ------       ------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                             1,181        5,649

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                          7,321        1,738
                                              ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $ 8,502      $ 7,387
                                              ------       ------

See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. (Monarch), formerly Monarch Avalon, Inc., and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life, Inc. collectively referred to herein as the Company) and have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges and accruals specific to the discontinued printing and envelope segment) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months and nine months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 1999.

On January 24, 2000, the Company incorporated a new subsidiary, Girlslife.com in Maryland. There has been no business transacted by Girlslife.com for the three months or nine months ending January 31, 2000.

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

Net sales and income from discontinued operations of the games division are as follows:

                                Three Months Ended        Nine Months Ended
                                    January 31,             January 31,
                                 2000        1999         2000         1999
----------------------------------------------------------------------------
Net sales                       $    0     $     0      $    0      $   214
Gain from discontinued
   operations                        0           0           0        3,464

CLOSING OF PRINTING AND ENVELOPE DIVISION:

Effective August 20, 1999, the Company closed the printing and envelope division due to increased losses since last year's sale of the games division.

Estimated accrued salary and rent expense associated with the closing of the printing and envelope division were adjusted during the quarter ended January 31, 2000 upon final settlement of the obligations. The adjustment (net of tax) resulted in $47,000 of income being recognized during the third quarter.
As of January 31, 2000, accrued rent of $25,000 remains for the portion of the Company's office, warehouse, and manufacturing facilities which were utilized by the discontinued segments.

In August 1999, the Company estimated a loss on the disposal of the printing and envelope division to be $228,000 (net of tax benefit of $117,000). The estimated loss was based on information available to management at that time and included the writedown of the commercial printing equipment and inventory to an estimated market value expected to be realized at auction. Upon actual disposition of those assets during the third quarter of fiscal 2000, a gain in the amount of $409,000 was realized (net of tax expense of $211,000) and $345,000 (net of tax expense of $178,000) for the nine months ended January 31, 2000.

Net sales and income from discontinued operations of the printing and envelope division are as follows:

                                  Three Months Ended      Nine Months Ended
                                     January 31,             January 31,
                                  2000          1999      2000         1999
----------------------------------------------------------------------------
Net sales                         $    0      $  337      $  516    $ 1,513
Gain  on disposal of printing
   and envelope segment              620           0         523          0
Income (loss) from discontinued
   operations                         72        (608)       (872)    (1,012)

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at January 31, 2000:

Accounts Receivable-Games          $      703
                   -Printing            2,416
                   -publishing        447,363
                                   -----------
Less:                                 450,482
  Allowance for doubtful accounts    ( 53,119)
                                   -----------
                                   $  397,363
                                   ===========

The Accounts Receivable-Games in the amount of $703 and The Accounts Receivable-Printing in the amount of $2,416 is fully reserved in the Allowance for doubtful accounts.

NOTE D - INVENTORIES

Inventories in the amount of $23,000 of the printing and envelope division was sold or auctioned off in the third quarter of FY 2000.

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

RESULTS OF OPERATIONS

Monarch Services, Inc. consists of one operating subsidiary, Girls' Life, Inc., that publishes a magazine.

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. In order to facilitate Year 2000 compliance, the Company accelerated publication of the February/March 2000 edition of Girls' Life to December 1999. See "Year 2000 Disclosure."


RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 2000 AND 1999

Sales of Girls' Life in the third quarter of fiscal 2000 increased by $401,000 or 48% from the third quarter of fiscal 1999. The increase in sales for Girls' Life relates primarily to the inclusion of sales for the February/March 2000 edition of Girls' Life magazine in the third quarter of fiscal year 2000. Income and related costs associated with a Girls' Life issue are recognized upon shipment of the issue. Due to concerns surrounding the year 2000, the production and shipment of the February/March issue was accelerated and shipped in December 1999. As a result, the sales and related costs associated with that issue are reflected in the third quarter of fiscal 2000 operations, rather than the forth quarter, as it has been historically. This is not expected to be a recurring event in future periods. Newsstand sales and advertising income also increased for the third quarter as a result of the February/March issue being shipped in December 1999.

Cost of goods sold as a percent of sales was 63% in the third quarter of fiscal 2000 compared to 78% in the third quarter of fiscal 1999. The decrease in fiscal 2000 was primarily due to the increased subscription and newsstand sales and increased income from advertising which permitted the Company to achieve certain economies of scale in fixed and other varible costs associated with the printing and shipment of the two magazine issues in the third quarter of fiscal 2000.

Gross profit increased by $269,000 or 144% during the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Gross margin was 37% during the third quarter of fiscal 2000 as compared to 22% during the third quarter of fiscal 1999.

Selling, general and administrative expenses as a percentage of sales were 12% for the third quarter of fiscal 2000 and 25% for the third quarter of fiscal 1999. The decrease in fiscal 2000 was primarily due to less advertising and promotional expenses for the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 which fully offset an increase in corporate overhead charged to Girls' Life as a result of the closing of the printing and envelope division.

Other income increased $70,000 in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. The increase was primarily due to the increase in interest income.

Discontinued operations had no gains or losses from the games division for the third quarter of fiscal 2000 because the games division was sold to Hasbro, Inc. in October 1998. Operating income for the printing and envelope division was $47,000 (net of tax) for the third quarter of fiscal 2000 as compared to a $401,000 loss (net of tax) for the third quarter of fiscal 1999. Estimated accrued salary and rent expense associated with the closing of the printing and envelope division were adjusted during the quarter ended January 31, 2000 upon final settlement of such obligations. The adjustment (net of tax) resulted in $47,000 of income being recognized during the third quarter.

During the third quarter of fiscal 2000, the sale of the printing and envelope division assets was completed. The sale consisted primarily of equipment and limited inventory. The resulting gain of $409,000 (net of tax) realized during the three months ended January 31, 2000 was greater than anticipated. Certain adjustments to amounts accrued in previous quarters caused the gain realized during the third quarter to exceed the gain for the nine-month period.

RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2000 AND 1999

Sales of Girls' Life during the nine months of fiscal 2000 increased by $599,000 or 22% from the nine months of fiscal 1999. The increase in sales for Girls' Life relates primarily to the inclusion of sales for the February/March 2000 edition of Girls' Life magazine in the third quarter of fiscal year 2000. Income and related costs associated with an issue are recognized upon shipment of the issue. Due to concerns surrounding the year 2000, the production and shipment of the February/March issue was accelerated and shipped in December 1999. As a result, the sales and related costs associated with that issue are reflected in the third quarter of fiscal 2000 operations, rather than the forth quarter, as it has been historically. This is not expected to be a recurring event in future periods. Newsstand sales and advertising income also increased for the nine months as a result of the February/March issue being shipped in December 1999.

Cost of goods sold as a percent of sales was 66% during the nine months of fiscal 2000 compared to 65% in the nine months of fiscal 1999. The increase in fiscal 2000 was primarily due to increased subcontractors costs, shipping and delivery expenses, increased labor costs for additional personnel in the publishing division and general corporate overhead that was previously charged to the former games business printing and envelope business and are currently being charged to the publishing business.

Gross profit increased by $168,000 or 17% during the nine months of fiscal 2000 compared to the nine months of fiscal 1999. Gross margin was 34% during the nine months of fiscal 2000 compared to 35% during the nine months of fiscal 1999.

Selling, general and administrative expenses as a percentage of sales were 11% for the nine months of fiscal 2000 and 18% for the nine months of fiscal 1999. The decrease in fiscal 2000 was primarily due to less advertising and promotional expenses for the nine months of fiscal 2000 as compared to the nine months of fiscal 1999 which fully offset an increase in corporate overhead charged to Girls' Life as a result of the closing of the printing and envelope division.

Other income increased $201,000 during the nine months of fiscal 2000 compared to the nine months of fiscal 1999. The increase was due primarily to the increase in interest income and sale of equipment.

Discontinued operations had no gains or losses from the games division for the nine months of fiscal 2000 because the games division was sold to Hasbro, Inc. in October 1998. Operating losses for the printing and envelope division was $575,000 (net of tax) for the nine months of fiscal 2000 as compared to $668,000 for the nine months of fiscal 1999.

During the nine months ended January 31, 2000, the sale of the printing and envelope division was completed. The sale consisted primarily of equipment and limited inventory. The resulting gain of $345,000 (net of tax) was greater than anticipated.

LIQUIDITY AND CAPITAL RESOURCES


At January 31, 2000, the Company has cash and cash equivalents of approximately $8,502,000 an increase of $1,181,000 from the amount at April 30, 1999. The increase resulted primarily from cash received from the sale of machinery & equipment and inventories from the closed printing and envelope operations and interest income. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

On November 2, 1999, remaining inventories from the printing and envelope division and remaining equipment from the printing and envelope division and the games division was auctioned off. Net proceeds received from the sale of the inventories and equipment was $803,000.

At January 31, 2000, the Company has no debt with third party lenders.

YEAR 2000 DISCLOSURE


As of the date of this report, no Y2K problems have been detected in the systems used by the Company, and the Company is not aware of any material Y2K problems encountered by customers or suppliers of the Company that would be likely to adversely affect the Company. Although considered unlikely, unanticipated problems in the Company's business process, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur.

As of January 31, 2000, the Company has incurred direct Year 2000 compliance costs of approximately $35,000, to cover assessment of systems, internal testing, training, and replacement and modification of existing systems. The Company's Year 2000 compliance costs consist of software, consulting time, employee time and new and upgraded hardware. The Company completed its Year 2000 compliance program during the second quarter of fiscal 2000.

                      PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)          Exhibits

             Number        Description
             ------        -----------

             21.           Subsidiaries of the Registrant

             27.           Financial Data Schedule


(b)          Reports on Form 8-K

             No reports have been filed on Form 8-K during this quarter.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                              MONARCH SERVICES, INC.





Date      March 14, 2000       By: /s/    A. Eric Dott
        -----------------          -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board





Date      March 14, 2000           /s/    A. Eric Dott
        -----------------          -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board
                                   (Principal Executive Officer)




Date      March 14, 2000           /s/    Marshall Chadwell
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