Form 10KSB40
period 2000-04-30
MONARCH SERVICES INC
filed 2000-07-28
CIK 202685

SECURITES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------
                               FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 2000  Commission File No. 0-8512
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

     The issuer's revenues for the fiscal year ended April 30, 2000 are $4,001,000.

      As of July 20, 2000, the aggregate market value of the Issuer's common stock held by non-affiliates was $3,866,183.

      As of July 20, 2000, the number of shares outstanding of the Issuer's common stock was 1,619,820.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held in October, 2000 are incorporated by reference into Part III.

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

On August 20, 1999, the Company closed the printing and envelope division due to increased losses since the previous year's sale of the games division. The operating results of the printing and envelope division have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

On November 2, 1999, all remaining machinery and equipment from the games division and remaining inventories and machinery and equipment from the printing and envelope division were sold at auction.

The Company operated in two businesses during fiscal 1999: publishing and printing and envelopes. The printing and envelope division was closed during fiscal 2000 and is included in discontinued operations. The businesses share certain facilities and operates under common management.

Publishing Business
Girls' Life, Inc. publishes a bi-monthly magazine for young girls age nine to fourteen. In 1998, Girls' Life, Inc. created the magazine's website to be used by its readers and the general public. The Girls' Life website (www.girlslife.com) allows girls to read past articles, enter contests, connect with other girls via message boards, and chat with the magazine's editors. Through the website, Girls' Life can be enjoyed by millions of girls worldwide every hour of every day.

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

The revenues of the Company's publishing business are seasonal in nature. Girls' Life magazine is published six times per year normally, two issues are published in the second and fourth quarters and one issue is published in each of the first and third quarters.

Printing and Envelope Business
On August 20, 1999, the Company closed the printing and envelope division due to ongoing losses.


MARKETING

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and via subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website. Newsstand copies are distributed nationally by Ingram Periodicals Inc., International Periodical Distributors, Retail Vision and Worldwide. Newsstand copies are distributed nationally and internationally by Warner Publisher Services. The Company has entered into a joint venture with the Girl Scouts of the U.S.A. through which the Company has direct access to the Girl Scout's mailing list of over 2,000,000 girls.

The basic domestic price of a one-year Girls' Life subscription is $17.85. The suggested retail price of a single issue of Girls' Life in the United States at the newsstand is $2.95.

The average total distribution per issue during fiscal year 2000 was as set forth in the following table.

       Distribution Channel           Number of Magazines Distributed
     ------------------------       -----------------------------------

         Newsstand Sales                         65,000

         Subscription Sales                     267,000
                                               ---------
            Total Paid Circulation              332,000


         Complementary Copies                     1,000


The   following   table   sets  forth  the  average  number   of   subscriptions
geographically sold per issue, internationally and domestically during fiscal year 2000.

       Geographic Distribution         Number of Magazines Distributed
     ---------------------------     -----------------------------------

         United States                          263,000

         International                            4,000

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

EMPLOYEES

At April 30, 2000, the Company employed 26 executive, administrative and clerical personnel. One of the administrative personnel was part time. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.


Item 2.  DESCRIPTION OF PROPERTY

The Company leases property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains the Company's offices and warehouse facilities. The property is leased through 2006.

The Company leases the Harford Road property from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, management believes the terms of the lease with Mr. Dott are comparable to lease terms for like properties in the same geographic area.

Item 3. LEGAL PROCEEDINGS
Companies in the publishing industry are, in the ordinary course of business, made the subject of actions alleging copyright infringement and other actions. Such actions may allege large damages. The Company has, on an infrequent basis, had such claims made against it.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        NONE

                                PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Common Stock Market Prices and Dividends

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAHI. The number of stockholders of record on July 20, 2000 was approximately 500. Effective with the commencement of trading on June 19, 1998, the Company's Common Stock was voluntarily delisted from the Nasdaq National Market and transferred to the Nasdaq SmallCap Market.

High and low closing sale prices for the last two years were:

                       Fiscal 2000                Fiscal 1999
Quarter                   Price                      Price
Ended                High        Low               High        Low
                     -------     -------        -------     -------
July 31              2-29/32     2-17/32        1-3/4       1-1/2
October 31           4           3-5/8          1-15/16     1-15/16
January 31           3-11/16     3-11/16        3-5/16      3-1/8
April 30             3-7/16      3-7/16         3           3

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


HISTORY OF OPERATING LOSSES

Prior to the reclassification of activity relating to discontinued operations, the Company has reported losses from continuing operations before taxes in four of the past five years. There can no assurance that the Company's business strategies and tactics will be successful and that the Company will be profitable in future periods.


WE MAY BE DELISTED FROM THE NASDAQ SMALLCAP STOCK MARKET

Under the rules of the Nasdaq SmallCap Stock Market, issuers must have a minimum of 300 stockholders that hold round lots of 100 shares or more. Although the Company believes that it currently has more than 300 stockholders of round lots there can be no assurance that the Company will continue to have more than 300 stockholders of round lots. In the event the Company has less than 300 holders of round lots, the Company's common stock may be delisted from the Nasdaq SmallCap Stock Market. In the event the Company's common stock is delisted from the Nasdaq SmallCap Stock Market, trading in the common stock, should a market develop, could be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's Electronic Bulletin Board. Such markets are characterized by relatively low liquidity and relatively large spreads between bid and ask prices in comparison to the Nasdaq SmallCap Stock Market.

COMPETITION

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


LIMITED MARKET FOR PUBLISHING BUSINESS

The Girls' Life magazine is targeted to girls ages nine to fourteen. Since Girls' Life's target audience is limited by age and gender, Girls' Life, unlike other magazines that appeal to broader age groups, must replace a large portion of its readership each year due to maturing of its audience. Accordingly, Girls' Life's promotional expenses that are designed to replace and expand its readership may be higher than other magazines with comparable circulation. There can be no assurance that Girls' Life will be able to replace its existing readers and expand its circulation going forward. Any decrease in Girls' Life's circulation, due to demographic or other factors, can be expected to have a material adverse effect on the revenues of the Company's publishing business.


EFFECT OF INCREASES IN PAPER AND POSTAGE COSTS

The price of paper is a significant expense of the Company's publishing business. Paper price increases may have an adverse effect on the Company's future results. Postage for the magazine distribution is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of its magazine. Postage costs increase periodically and can be expected to increase in the future. No assurances can be given that the Company can pass such cost increases through to its customers.


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

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FISCAL 1999 THROUGH FISCAL 2000

Sales of Girls' Life increased $198,000 or 5% in fiscal year 2000 from fiscal year 1999. The increase in sales for Girls' Life relates primarily to increased subscriptions as a result of increased promotions and direct mail advertising of the magazine and increased revenue from advertising and list rental.

Cost of goods sold, as a percent of sales was 69% in fiscal year 2000 and 65% in fiscal year 1999. The overall increase in 2000 was primarily due to increases in direct labor costs and higher shipping and delivery costs of the publishing business. There also was an increase in corporate overhead charged to the Girls' Life division as a result of the closing of the printing and envelope division.

Selling, general and administrative expenses as a percentage of sales were 20% in fiscal year 2000 and 19% in fiscal year 1999. The Company has experienced increases in its selling, general and administrative expense due to general corporate overhead costs that were previously charged to the former printing and envelope business and are currently being charged to the publishing business.

The Company discontinued its printing and envelope division during the year ended April 30, 2000 and discontinued its games division during the year ended April 30, 1999. Operating losses attributable to the printing and envelope division were $575,000 (net of tax benefit) for the year ended April 30, 2000 compared to $830,000 (net of tax benefit) for the year ended April 30, 1999. During the third quarter of fiscal 2000, the sale of the printing and envelope division was completed. The sale consisted primarily of equipment and limited inventory and resulted in a gain of $345,000 (net of tax). Operating losses attributable to the games division for fiscal year 1999 were $433,000 (net of tax). A gain of $3,881,000 (net of tax) was realized upon the sale of the games division during the second fiscal quarter of 1999.

Other income increased $209,000 in 2000 to $346,000 from $137,000 in 1999. The fiscal year 2000 increase was primarily due to the increase in interest income in the amount of $194,000 and other miscellaneous income in the amount of $31,000. Other income increased $39,000 in 1999 from 1998. The 1999 increase was primarily due to the increase in interest income.

Income tax expense attributable to continuing operations was $301,000 for the year ended April 30, 2000. The Company's effective rate for the fiscal year 2000 was 44%. A income tax benefit of $79,000 attributable to continuing operations was recorded for the year ended April 30, 1999.

LIQUIDITY AND SOURCES OF CAPITAL

Cash and cash equivalents increased $1,101,000 in fiscal 2000 to $8,422,000. The increase in fiscal year 2000 resulted primarily from the net proceeds of $803,000 from the sale of the machinery and equipment from the games division and the sale of machinery and equipment and inventories from printing and envelope division, interest and other miscellaneous income in the amount of $362,000.

The Company leases its office and warehouse facilities under noncancellable operating leases. Annual commitments under these leases at April 30, 2000 are $131,000 annually through 2006. Certain of these leases are with the Company's Chairman and a member of his family.

At April 30, 2000, the Company had no debt with third-party lenders.

During fiscal 2000, cash and cash equivalents ranged from approximately $7.3 million to $8.4 million. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables. During fiscal 2000 the Company maintained an average balance for certificates of deposit and treasury bills of approximately $455,000 and $6,197,000, respectively.

Management believes that existing cash and cash equivalents, together with cash generated from operations and investing activities, will be sufficient to meet the Company's liquidity and capital needs for the next 12 months.

IMPACT OF INFLATION AND CHANGING PRICES

The price of paper is a significant expense of the Company's publishing business. Paper price increases may have an adverse effect on the Company's future results. Postage for the magazine distribution is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of its magazine. Postage costs increase periodically and can be expected to increase in the future. No assurances can be given that the Company can pass such cost increases through to its customers.














Item 7.     FINANCIAL STATEMENTS

Consolidated Statement of Financial Condition
------------------------------------------------------------
April 30,                                          2000
------------------------------------------------------------
                                             (000's Omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $8,422
   Accounts receivable, net                          230
   Marketable securities available
       for sale                                       32
                                                   -------
                                                   8,684
Prepaid expenses                                      35
Income taxes receivable                              155
                                                  -------
                   TOTAL CURRENT ASSETS             8,874

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and
      fixtures                                       354
   Leasehold improvements                            305
   Accumulated depreciation                         (447)
                                                  -------
                                                     212
                                                  -------
INTANGIBLE ASSETS-NET                                 14
                                                  -------
                                                  $9,100
                                                  =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  279
   Accrued expenses                                   54
   Deferred subscription revenue                   1,478
                                                  -------
                   TOTAL CURRENT LIABILITIES        1,811
                                                  -------
DEFERRED INCOME TAXES                                 282
                                                  -------






STOCKHOLDERS' EQUITY
   Preferred Stock-par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock-par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985: shares outstanding
      1,619,820                                      527
   Capital surplus                                 3,378
   Retained earnings                               3,234
   Accumulated other comprehensive income            (10)
                                                  -------
                                                   7,129
   Treasury stock at par - 490,165 shares           (122)
                                                  -------
                   TOTAL STOCKHOLDERS' EQUITY      7,007
                                                  -------
                                                  $9,100
                                                  =======

See Notes to Consolidated Financial Statements.






























Item 7.             FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
-----------------------------------------------------------------------
Years Ended April 30,                            2000        1999
-----------------------------------------------------------------------

                               (000's Omitted, except share information)
Net Sales - publishing                        $ 4,001      $ 3,803
Cost of goods sold - publishing                 2,776        2,465
                                              ----------------------
Gross profit from continuing operations         1,225        1,338
                                              ----------------------
Selling, general and administrative
   expenses                                       782          729
                                              ----------------------
Income from continuing operations before
  other income and income taxes                   443          609

Other income:
   Investment and interest income                 331          137
   other                                           31            0
                                                 --------------------
                                                  362          137
                                                --------------------
Income from continuing operations
   before income taxes                            805          746

Income tax expense                                301          202
                                                --------------------
Income from continuing operations                 504          544

Discontinued Operations:
   Operating loss from games division               0         (433)
   Gain on disposal of games business
     (net of income taxes of $580)                  0        3,881
   Operating loss from printing
      and envelope division (net of
      income tax benefit of ($297)
      and ($281)) for the years ended
      April 30, 2000 and April 30,
      1999, respectively                         (575)        (479)
   Gain on disposal of printing and
      envelope business (net of income
      tax expense of $211) for the
      year ended April 30, 2000                   345            0
                                             -----------------------
(Loss) income from discontinued
      operations                                 (230)       2,969
                                             -----------------------
Net income                                   $    274        3,513
                                             =======================

Net Earnings (loss) per common
     share - basic and diluted:

Income from continuing
     operations per share                    $   .31       $   .34

(Loss) income from discontinued
     operations                                 (.14)         1.83
                                             -----------------------
Net earnings per common
     share - basic and diluted               $   .17          2.17
                                             =======================
Weighted average number of
     shares outstanding                      1,619,820    1,619,820
                                             =======================

See Notes to Consolidated Financial Statements.

































Item 7.                FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
------------------------------------------------------------------
Years Ended April 30, 2000 and 1999
------------------------------------------------------------------

                   (000's omitted, except shares outstanding data)

                                        Accumulated
                                        Other Comp-              Total
               Common  Capital  Retained prehensive  Treasury Stockholders'
               Stock   Surplus  Earnings  Income       Stock      Equity
             --------- -------  --------  ------     -------- ------------
Balance
May 1, 1998     $ 527  $ 3,378  $  (553)       0       $ (122)  $ 3,230

Net income-1999                   3,513                           3,513
              ----------------------------------------------------------
Balance
April 30, 1999  $ 527  $ 3,378  $ 2,960        0       $ (122)  $ 6,743


Net income-2000                     274                             274
Other comprehensive
  income-unrealized
  loss on marketable
  Securities avail-
  able-for-sale                            $ (10)                   (10)
              ----------------------------------------------------------
  Total comprehensive
     income                                                         264
              ----------------------------------------------------------
Balance
April 30, 2000  $ 527  $ 3,378   $ 3,234   $ (10)     $ (122)   $ 7,007
              ==========================================================


Shares Outstanding:  April 30, 1999    1,619,820
                     April 30, 2000    1,619,820

See Notes to Consolidated Financial Statements.






Item 7.               FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows
----------------------------------------------------------------
Year Ended April 30,                            2000     1999
----------------------------------------------------------------
                                               (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $   274     3,513
  Adjustments to reconcile net income
     to net cash provided by operating
       activities:
     Depreciation and amortization                86       143
     Deferred income taxes                        21       (79)
     Gain on disposal of games division            0    (3,881)
     Gain on disposal of printing and
        and envelope equipment                  (345)      (70)
     Decrease in allowance for doubtful
        accounts                                 (90)      (45)
     Increase/decrease in operating assets
       and liabilities:
        Accounts receivable, gross               290       589
        Inventories                              240       436
        Prepaid expenses                          25        24
        Accounts payable                         137      (210)
        Accrued expenses                        (144)     (525)
        Income taxes payable/receivable         (320)      165
        Deferred subscription revenue            232       222
                                               -----------------
Total cash provided by operating
      activities                                 406       282
                                               -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment           ( 47)     (  5)
  Purchases of intangible assets                ( 12)     ( 18)
  Purchases of marketable securities            ( 49)        0
  Cash proceeds from disposal of property
     and equipment                               803        77
  Cash proceeds from sale of substantially
     all the assets of the games division,
     net of related expenses                       0     5,247
                                               -----------------
    Total cash provided by investing
       activities                                695     5,301
                                               -----------------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                1,101     5,583
CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                            7,321     1,738
                                               -----------------

CASH AND CASH EQUIVALENTS
  END OF YEAR                                $ 8,422   $ 7,321
                                               =================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of Monarch Services, Inc., formerly Monarch Avalon, Inc., and its wholly-owned Subsidiary (collectively, "the
Company"), include Monarch Services, Inc. and Girls' Life, Inc. Certain reclassifications have been made to amounts previously reported to conform with classifications made in 2000.

Girls' Life, Inc. ("Girls' Life") was incorporated in December 1993 in the State of Maryland and publishes a magazine for girls age nine to fourteen. Substantial operations began in fiscal year 1995 with the release of its initial bi-monthly publication in August 1994. Magazines are sold nationally and internationally through distributors and directly by Girls' Life through one and two year subscriptions.

Monarch Services, Inc. ("Monarch") is incorporated in the State of Delaware. The operating results of the printing and envelope division have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

Creampuffs, Inc. was incorporated on March 12, 1997 in the State of Maryland  as
a  marketing  company  for  others.   This subsidiary  did  not  engage  in  any
operations in the years ended April 30, 2000 and 1999.

Broken Windows, Inc. was incorporated on June 11, 1997 in the State of Maryland as a retail operation. On November 26, 1997, Broken Windows, Inc. opened a retail store in Maryland for the purpose of selling computer and board games manufactured by Monarch Avalon, Inc. and computer and board games manufactured by other companies. Products associated with Girls' Life magazine were also offered for sale to the general public. The retail store was closed on January 17, 1998. This subsidiary did not engage in any operations in the years ended April 30, 2000 and 1999.

Girlslife.com was incorporated on January 24, 2000 in the State of Maryland. This subsidiary did not engage in any operations in the year ended April 30, 2000.

All material intercompany balances and transactions between Monarch Services, Inc. and Girls' Life Inc. have been eliminated in consolidation.

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

INTANGIBLE ASSETS: Intangible assets consist of Monarch Services, Inc. and Girls' Life, Inc. trademarks and are amortized using the straight-line method over periods estimated to be benefited. At April 30, 2000, intangible assets were $14,366.

INVENTORIES: The Company had no inventories as of April 30, 2000.

PROPERTY  AND  EQUIPMENT:  Property  and  equipment  is  carried  at  cost   and
depreciation is computed by the straight-line method over estimated useful lives ranging from three to ten years.

FINANCIAL INSTRUMENTS: The current carrying value of current assets and current liabilities is a reasonable estimate of their fair value due to the short-term nature of such accounts.

MARKETABLE SECURITIES: The Company accounts for its investments in equity securities under the accounting and reporting provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). The Company has classified its investments as available-for-sale based on its intended use. As such, unrealized holding gains and losses are included as other comprehensive income, a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT COSTS: The Company had no research and development costs during the fiscal year 2000.

INCOME TAXES: The Company provides for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which requires an asset and liability approach to financial accounting and reporting for income taxes (see Note D). Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable income or deductible amounts. The deferred tax assets and liabilities are measured using enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

EARNINGS  PER SHARE: Basic earnings per share are based on the weighted  average
number  of  shares of common stock outstanding during each year.   Common  stock
equivalents had no dilutive effect.

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


NEW ACCOUNTING PRONOUNCEMENTS:

The Company is required to adopt Statement of Financial Accounting Standards No. 133 (SFAS No. 133) "Accounting for Derivative Instruments and Hedging Activities" for the year ending April 30, 2001. SFAS NO. 133 requires reporting entities to disclose certain information for derivative financial instruments. As of April 30, 2000 and for the year then ended, the Company held no derivative financial instruments. The Company has not assessed the impact of implementing SFAS No.133.

NOTE C - DISCONTINUED OPERATIONS:

SALE OF GAMES DIVISION:

On October 27, 1998, the Company sold substantially all the assets of the games division to a subsidiary of Hasbro, Inc. for $6 million in cash. The assets sold included trademarks, copyrights and other intellectual property rights, inventory and tooling. The operating results of the games division have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

Inventories and intangibles from discontinued operations sold were approximately as follows (in thousands):

    Net inventories                    $1,292
    Net intangibles                        60


Net sales and income from discontinued operations of the games division are as follows (in thousands):

                                       Years Ended April 30,
                                        2000         1999
------------------------------------------------------------
Net sales                           $      0    $   1,076
Loss from discontinued
   operations                              0        ( 433)



CLOSING OF PRINTING AND ENVELOPE DIVISION:

Effective August 20, 1999, the Company closed the printing and envelope division due to increased losses since the previous year's sale of the games division.


Net sales and income from discontinued operations of the printing and envelope division are as follows (in thousands):

                                         Years Ended April 30,
                                           2000        1999
---------------------------------------------------------------------
Net sales                               $   516     $ 2,024
Gain on disposal of printing
   and envelope equipment (net
   of tax)                                  345           0
Loss from discontinued
   operations (net of tax)                 (575)       (479)

NOTE D - ACCOUNTS RECEIVABLE
Accounts receivable consist of the following at April 30, 2000:

Accounts Receivable-Printing       $    2,039
                   -publishing        279,939
                                   -----------
Less:                                 281,978
  Allowance for doubtful accounts    ( 52,039)
                                   -----------
                                   $  229,939
                                   ===========


NOTE E - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

At April 30, 2000, the cost and estimated fair value of marketable securities, available-for-sale are as follows (in thousands):

                                Unrealized      Unrealized      Estimated
                       Cost       Gains            Loss         Fair Value
                     ------------------------------------------------------
Equity Securities      $ 49       $ 0              $ 17            $ 32
                     ======================================================


NOTE F - INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the Federal statutory rates is as follows:

--------------------------------------------------------------
Years Ended April 30,                          2000      1999
--------------------------------------------------------------

Federal income tax at statutory rate            34%       34%
Net operating losses and other tax credits       0       (21)
Non-deductible items                             1         1
State income taxes, net of federal benefit       5         0
Other                                            4         0
                                               -----     -----
                                                44%       14%
                                               =====     =====












The deferred tax assets (liabilities) result from the following temporary differences:
--------------------------------------------------------------
April 30,                                              2000
--------------------------------------------------------------
Deferred tax assets:
  Financial statement accruals, net              $   16,500
  Allowances for accounts receivable                 20,000
  Unrealized loss on marketable securities
    available-for-sale                                6,000
                                                 ----------
       Total deferred tax assets                     42,500

Deferred tax liabilities:
    Property and equipment                         (324,500)
                                                 __________
Net deferred tax liabilities                     $  282,000
                                                 ==========


Cash payments for income taxes were $211,450 and $415,000 for the years ended April 30, 2000 and 1999, respectively.

NOTE G - PROFIT-SHARING PLAN

Substantially all of the Company's employees participate in a profit-sharing plan. Contributions are determined by the results of operations and can be charged at the discretion of the Board. There were no contributions in fiscal years ended 2000 and 1999.


NOTE H - STOCK OPTION PLAN

The Company's Omnibus Stock Option Plan (the "Plan") provides for the granting of certain types of qualified and nonqualified stock options to directors, executive officers and key employees on a periodic basis at the discretion of the Company's Board of Directors. The Company has reserved 300,000 shares of common stock under the Plan.

During the fiscal year 2000, options for 200,000 shares of the common stock were granted. The options begin to vest at an annual rate of 25% after the completion of one year of service after the date of grant. The weighted average exercise price of the options granted during fiscal 2000 was $3.72.

NOTE I - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and warehouse facilities. The lease for the office and warehouse facilities currently in use was extended for a term of 10 years commencing July 1997, and ending June 2007. The Company generally must pay for property taxes, insurance and maintenance costs related to the property. The lease for the property previously used by the games division was terminated in December 1999. Total rental expense for 2000 and 1999 was approximately $298,000 and $329,000, respectively.

The future annual minimum rental commitments for the current non-cancelable operating lease as of April 30, 2000 is $131,000 annually through 2006.

The office and warehouse facilities are leased through 2006 for approximately $131,000 annually from the Chairman of the Company and a member of his family.

LITIGATION:
The Company is involved, from time to time,  in  legal actions  arising  in  its
normal   course of operations.  There are no legal actions pending at April  30,
2000.

STOCK OPTIONS: During 1992 the Company's Chairman was granted a ten year option to purchase up to 300,000 shares of the Company's common stock at the greater of the book or market value of the stock as of the date of exercise. Such option can only be exercised in the event of the following:

* An individual or entity acquires greater than twenty percent of the total number of outstanding shares of the Company's common stock.

* An individual or entity makes a tender offer for thirty percent or more of the Company's outstanding common stock.

* An individual or entity proposes the election of a director or slate of directors opposed to any directors or slate of directors proposed by the management of the Company.

The Chairman may only exercise the option within sixty days following any of the above events.

No options have been exercised during the years ended April 30, 2000 and 1999. Options outstanding total 300,000 shares at April 30, 2000.


NOTE J- SEGMENT INFORMATION

The  Company  currently only operates in a single industry segment.   Previously
reported industry segments have been classified as discontinued operations.

NOTE K- CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS

A summary of the unaudited consolidated quarterly results of operations for the years ended April 30, 2000 and 1999 is as follows.

                                              Fiscal 2000
                                          Three Months Ended
                             --------------------------------------------
                             July 31   October 31   January 31   April 30
                             -------   ----------   ----------   --------
                                 (000 Omitted, except per share data)

Net operating Sales           $  603     $1,524      $1,236      $  638
Gross Profit                     115        637         455          18
Net income (loss) from
 continuing operations            54        368         268        (186)
Income(Loss from)
   discontinued operations      (507)      (194)        456          15
Net(Loss) income                (453)       174         724        (171)
Net(Loss) income per
   Common Share - basic
    and diluted share           (.28)       .11         .45        (.11)


There was one issue of Girls' Life magazine in the three months ended April  30,
2000  and   July 31, 1999 and two issues in the three months ended  January  31,
2000 and October 31, 1999.



                                             Fiscal 1999
                                         Three Months Ended
                            --------------------------------------------
                            July 31   October 31   January 31   April 30
                            -------   ----------   ----------   --------
                                (000 Omitted, except per share data)

Net Operating Sales          $  497       $1,432       $  835     $ 1,039
Gross Profit                     57          725          186         370
Net income from continuing
   operations                    17          497           11          19
Income (Loss) from
   discontinued operations     (593)       3,789         (339)        112
Net (Loss) income              (576)       4,286         (328)        131
Net (Loss) income
  per Common Share             (.36)        2.65         (.20)        .08


There was one issue of Girls' Life magazine in the three months ended July 31, 1998 and January 31, 1999 and two issues of Girls' Life magazine in the three months ended October 31, 1998 and April 30, 1999.

Independent Auditors' Report


To the Stockholders and Board of Directors, Monarch Services, Inc. Baltimore, Maryland

We have audited the accompanying consolidated statement of financial condition of Monarch Services, Inc. and Subsidiaries as of April 30, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of April 30, 1999 and for the year then ended were audited by other auditors whose report dated July 22, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monarch Services, Inc. and Subsidiaries as of April 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




/s/  Stegman & Company
Stegman & Company
Baltimore, Maryland
June 23, 2000

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Monarch Services, Inc.
Baltimore, MD

We have audited the accompanying consolidated statement of operations, changes in stockholders' equity, and cash flows of Monarch Services, Inc. and Subsidiaries for the year ended April 30, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Monarch Services, Inc. and Subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended April 30, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Baltimore, MD

July 22, 1999

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          The Company filed a report on Form 8-K dated February 29, 2000 to report under Item Four of Form 8-K, that the Company's Board of Directors, on the recommendation of the Company's Audit Committee, dismissed Deloitte & Touche LLP as the Company's independent public accountants effective February 29, 2000. Deloitte & Touche's audit reports on the Company's financial statements for each of the Company's fiscal years ended April 30, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.


                                PART III

     Information required in Part III, Items 9-12 is incorporated by reference to the Company's proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders.


Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by Item 9 is incorporated by reference from the information set forth under the heading "Election of Directors--Directors and Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2000 annual meeting of stockholders.


Item 10.  EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated by reference from the information set forth under the heading "Election of Directors--Executive Compensation" in the Company's definitive proxy statement for its 2000 annual meeting of stockholders.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by Item 11 is incorporated by reference from the information set forth under the heading "Ownership of Voting Securities--Principal Stockholders" in the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

 Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 12 is incorporated by reference from the information set forth under the heading "Election of Directors--Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2000 annual meeting of stockholders.

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


              (d) Monarch Services, Inc. Omnibus Stock Plan incorporated by reference to Ex. 4 to the Company's Form S-8
                  (file no. 333-31536) as filed with the Securities and Exchange Commission on March 2, 2000.

           21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's
                  Form 10-QSB for the quarter ended January 31,
                  2000).


           23.1   Consent of Deloitte & Touche LLP


           23.2   Consent of Stegman & Company


           27.    Financial Data Schedule.

              (b) The Company filed a report on Form 8-K dated February
                  29, 2000 to report under Item Four of Form 8-K, that the Company's Board of Directors, on the recommendation of the Company's Audit Committee, dismissed Deloitte & Touche LLP as the Company's independent public accountants effective February 29, 2000. Deloitte & Touche's audit reports on the Company's financial statements for each of the Company's fiscal years ended April 30, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

DATE: July 28, 2000
      -------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date   July 28, 2000                     /s/     Jackson Y. Dott
     ----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                         (Principal Executive Officer),
                                            Treasurer and Director


Date   July 28, 2000                     /s/    David F. Gonano
     ----------------                    -------------------------------
                                         David F. Gonano, Director



Date   July 28, 2000                     /s/   Helen Delich Bentley
     ----------------                    -------------------------------
                                         Helen Delich Bentley, Director



Date   July 28, 2000                     /s/   Kenneth C. Holt
     ----------------                    -------------------------------
                                         Kenneth C. Holt, Director



Date   July 28, 2000                     /s/    A. Eric Dott
     ----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date   July 28, 2000                     /s/    Marshall Chadwell
     ----------------                    -------------------------------
                                         Marshall Chadwell, Controller
                                         (Principal Financial Officer),
                                          Principal Accounting Officer

                               EXHIBIT INDEX

Exhibit Number
--------------

     23.1      -        Letter of Consent dated July 28, 2000 from
                           Deloitte & Touche LLP

     23.2      -        Letter of Consent dated July 28, 2000 from
                           Stegman & Company

     27        -        Financial Data Schedule