Form 10KSB/A
period 2000-04-30
MONARCH SERVICES INC
filed 2000-08-28
CIK 202685

                   SECURITES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------
                               FORM 10-KSB
                               Amendment 1
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

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

     Transitional small business disclosure format (check one):
                    Yes [   ]        No [ X ]
<PAGE?
PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

The address of each of the Directors and officers of the Company is c/o Monarch Services, Inc., 4517 Harford Road, Baltimore, MD 21214.

       Name, Age,           Director   Principal Occupation(s) and
                             Since      Business Experience During
                                              Past 5 Years
---------------------------------------------------------------------

A. Eric Dott, Age 73          1970    Chairman of the Board of the
                                      Company since 1990.  Mr. Dott
                                      is the father of Jackson Y.
                                      Dott, President of the Company.

Jackson Y. Dott, Age 42       1987    President, Treasurer and Chief
                                      Executive Officer of the
                                      Company since 1990.  Mr. Dott
                                      is the son of A. Eric Dott,
                                      Chairman of the Company.

David F. Gonano, Age 53       1996    Certified Public Accountant,
                                      Managing Director of American
                                      Express Tax & Business
                                      Services, Personal Financial
                                      Specialist.

Helen Delich Bentley, Age 76  1995    President of Helen Bentley and
                                      Associates, Inc. since 1995;
                                      Consultant for the Port of
                                      Baltimore since 1995; Member
                                      of the U.S. House of Represent-
                                      tives from 1985-1995.

Kenneth C. Holt    Age 49     2000    Senior Vice President of Morgan
                                      Stanley Dean Witter, Financial
                                      Advisor.

Steven M. Szekely, Age 76      N/A    Executive Vice President of
                                      the Company since 1979 and
                                      Secretary of the Company since
                                      1990.

Marshall Chadwell, Age 60      N/A    Chief Financial Officer of the
                                      Company since 1996; Controller
                                      of Company since 1995.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act") requires that the Company's Directors and executive officers, and persons who own more than 10% of the Company's outstanding Common Stock, file with the Securities and Exchange Commission (the "SEC") initial reports of owner-ship and reports of change in ownership of the Common Stock of the Company. The same persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all required filing requirements under Section 16(a) of the Securities Exchange Act of 1934, were filed in fiscal year
2000.

Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation paid or allocated to the chief executive officer and each other executive officer whose salary and bonus exceeded $100,000 for services rendered to the Company in all capacities during the fiscal years ended April 30, 1998, 1999 and 2000. Compensation paid to each other executive officer of the Company did not exceed $100,000 in any such year.

                                  Annual               Long-Term
                               Compensation           Compensation
                                                         Awards
                                                       Securities
Name and Principal Position   Year    Salary   Bonus   Underlying
                                       ($)      ($)      Options
------------------------------------------------------------------------
Jackson Y. Dott                2000    77,300    -       40,000(1)
Chief Executive Officer        1999    59,800  25,000      -
                               1998    59,800    -       40,000(2)

----------------------------
(1)    This option will expire on March 3, 2005.
(2)    This option expired without exercise on September 30, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                               Percent of
                  Number of      Total
                  Securities    Options
                  Underlying   Granted to
                   Options    Employees in   Exercise or
                   Granted    Fiscal Year    Base Price     Expiration
      Name           (#)          (%)          ($/Sh)          Date
--------------------------------------------------------------------------
Jackson Y. Dott     40,000       33.33          3.94          3/3/05

Twenty-five percent of the stock option grants above shall vest on each of the following four anniversaries of March 3, 2000.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES



         Shares
        Acquired             Number of Securities    Value Of Unexercised
           on       Value   Underlying Unexercised   In-The-Money Options
Name    Exercise  Realized     Options at FY-End          at FY-End
           (#)       ($)              (#)                    ($)
                         Exercisable Unexercisable Exercisable Unexercisable
------------------------------------------------------------------------------
Jackson      -0-       -0-      40,000        -0-        -0-        -0-*
Y. Dott

* Based on closing price of Common Stock on the Nasdaq SmallCap Stock Market on April 30, 2000 of $3.44.

DIRECTOR COMPENSATION

      The Company's Directors have not received any cash compensation for their services as Directors for the past year. Each of Messrs. A. Dott, J. Dott and Gonano and Ms. Bentley received options to purchase 40,000 shares of common stock during the fiscal year.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of August 15, 2000 by (i) each person that is known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the outstanding shares of Common Stock; (ii) each Director; and (iii) all Directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and disposition power with respect to the shares beneficially owned by such persons. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the address of each stockholder set forth below is c/o Monarch Services, Inc., 4517 Harford Road, Baltimore, MD 21214.

Name and Address of        Amount and Nature of       Percent of
Beneficial Owner           Beneficial Ownership        Class

Jackson Y. Dott                     427,529(1)               26.4%

A. Eric Dott                        177,490(2)               11.0%

Helen Delich Bentley                  3,080                  00.2%

David F. Gonano                        -0-                   *

Kenneth C. Holt                        -0-                   *

Anthony J. Sutton (3)               151,200                  9.3%
1135 West Fourth Street
Winston-Salem, NC 27101

Swampoodle L.P. (4)                  82,000                  5.1%
814 Woodside Parkway
Silver Spring, MD 20910

All Directors, Executive            608,099                 37.6%
Officers as a group
(5 persons)
__________________________________________

*    Represents less than 1% of the outstanding shares of Common Stock.

(1) Includes 3,000 shares of Common Stock held by Mr. Dott's daughter over which Mr. Dott exercises the power to vote and dispose.

(2) Includes 4,000 shares of Common Stock held by Mr. Dott's held by Mr. Dott's grandchildren over which Mr. Dott exercises the power to vote and dispose.

(3) Based solely upon the Schedule 13D filed with the Securities and Exchange Commission.

(4) Based solely upon the Schedule 13D filed with the Securities and Exchange Commission. The General Partner of Swampoodle L.P. is Swampoodle Holdings, Inc. ("Holdings"). The directors and executive officers of Holdings are Michael R. Drayne (Director, President and Treasurer) and Maria Drayne (Director, Vice President and Secretary).

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. A. Eric Dott is the joint owner with his wife of certain real property located in Baltimore, Maryland comprising approximately 32,000 square feet and utilized as offices and plant by the Company under a lease expiring in June 2007. The lease calls for an annual net rental of $136,368.00 through June 2001 and adjusted annually each following year based upon any increase in the Consumer Price Index (the "Index") which is calculated by comparing the Index from the first full calendar month of the preceding lease year with the Index in effect as of the last full calendar month of the preceding lease year. The management of the Company believes that the terms of its lease with the Dotts are comparable to those which would be obtainable in leases with non-affiliated parties.

                           S I G N A T U R E S

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MONARCH SERVICES, INC.

                                     By:  /s/    A. Eric Dott
                                          --------------------------
                                          A. Eric Dott, Chairman
                                                and Director
DATE: August 25, 2000
      ----------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date August 25, 2000                     /s/     Jackson Y. Dott
     ----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                         (Principal Executive Officer),
                                            Treasurer and Director

Date August 25, 2000                     /s/    David F. Gonano
     ----------------                    -------------------------------
                                         David F. Gonano, Director

Date August 25, 2000                     /s/   Helen Delich Bentley
     ----------------                    -------------------------------
                                         Helen Delich Bentley, Director

Date August 25, 2000                     /s/   Kenneth C. Holt
     ----------------                    -------------------------------
                                         Kenneth C. Holt, Director

Date August 25, 2000                     /s/    A. Eric Dott
     ----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director

Date   August 25, 2000                     /s/    Marshall Chadwell
     ----------------                    -------------------------------
                                         Marshall Chadwell, Controller
                                         (Principal Financial and
                                         Accounting Officer)