Form 10QSB
period 2000-07-31
MONARCH SERVICES INC
filed 2000-09-14
CIK 202685

                          UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED    JULY 31, 2000     COMMISSION FILE NO. 0-8512
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

                              YES [ X ]      NO [   ]

As of July 31, 2000, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                  July 31, 2000
                                                  -------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $8,230
   Accounts receivable, net                             129
   Marketable securities available
       for sale                                          23
                                                      -----
                                                      8,382
  Income taxes receivable                               191
  Prepaid expenses                                       98
                                                      -----
           TOTAL CURRENT ASSETS                       8,671

PROPERTY AND EQUIPMENT                                  702
   Less accumulated depreciation                       (465)
                                                      -----
                                                        237
                                                      -----
INTANGIBLE ASSETS, NET                                   18
                                                      -----
                                                     $8,926
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $   70
   Accrued expenses                                      48
   Deferred income taxes                                272
   Deferred subscription revenues                     1,551
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,941

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820                                         527
   Capital surplus                                    3,378
   Retained earnings                                  3,219
   Accumulated other comprehensive income (loss)        (17)
                                                     ------
                                                      7,107
   Treasury stock at par - 490,165 shares              (122)
                                                      -----
             TOTAL STOCKHOLDERS' EQUITY               6,985
                                                      -----
                                                     $8,926
                                                      -----

See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                              Three Months Ended
                                                    July 31,
                                              ------------------

                                               2000         1999
                                               ----         ----

                                 (000's omitted, except per share data)

Net Sales - publishing                       $  741       $  603

Cost of goods sold - publishing                 603          488
                                           -------------------------
Gross profit from continuing
        operations                              138          115
                                           -------------------------
Selling, general and
   administrative expenses                      277          141
                                           -------------------------
Loss from continuing
   operations before other
     income and income taxes                   (139)         (26)

Other income:
   Investment and interest income               116           72
   Other                                          0           38
                                           -------------------------
                                                116          110
                                           -------------------------
(Loss) income from continuing
   operations before income taxes               (23)          84

Income tax (benefit) expense                     (8)          30
                                           -------------------------
(Loss) income from continuing operations        (15)          54
                                           -------------------------
Discontinued Operations:
   Operating loss from printing and
     envelope division (net of income
     tax benefit of $143)                         0         (279)
   Estimated loss on disposal of printing
     and envelope and games segments
     (net of income tax benefit of $117)          0         (228)
                                          --------------------------
Loss from discontinued operations                 0         (507)
                                          --------------------------
Net loss                                        (15)        (453)
                                          --------------------------

Net Earnings (loss) per common
     share - basic and diluted:

(Loss) income from continuing
     operations per share                    $  (.01)    $   .03

Loss from discontinued
     operations                                    0        (.31)
                                          --------------------------
Net loss per common share
     - basic and diluted                     $  (.01)     $ (.28)
                                          --------------------------
Weighted average number of
     shares outstanding - basic            1,619,820   1,619,820
                                          --------------------------
Weighted average number of
     shares outstanding - diluted          1,619,820   1,619,820
                                          --------------------------

See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              Three Months Ended
                                                  July 31,
                                              -----------------
                                               2000       1999
                                               ----       ----
                                 (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $  (15)   $  (453)
  Adjustments to reconcile net loss           ------     ------
  to net cash used in operating
  activities:
     Depreciation and amortization               18         30
     Gain on disposal of equipment                0        (27)
     Changes in accounts receivable,
       inventories, other assets,
       assets held for sale, accounts
       payable, accrued expenses,
       deferred subscription revenue
       and income taxes payable                 (122)      332
                                              ------    ------
Total cash used in operating activities         (119)     (118)
                                              ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements          (73)      (21)
  Cash proceeds from disposal of property
     and equipment                                 0        27
                                              ------    ------
    Total cash (used) provided by
       investing activities                      (73)        6
                                              ------    ------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                              (192)     (112)
CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                          8,422     7,321
                                              ------    ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $ 8,230   $ 7,209
                                              ------    ------

See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. (Monarch), formerly Monarch Avalon, Inc., and its wholly-owned active subsidiary, Girls' Life, Inc. (Monarch and Girls' Life Inc. collectively referred to herein as the Company) have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges and accruals for severence to employees of the discontinued printing and envelope segment) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2000.

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and via subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website. Newsstand copies are distributed nationally by Ingram Periodicals Inc.,International Periodical Distributors, Retail Vision and Worldwide. Newsstand copies are distributed nationally and internationally by Warner Publisher Services. The Company has entered into a joint venture with the Girl Scouts of the U.S.A. through which the Company has direct access to the Girl Scout's mailing list of over 2,000,000 girls.

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


Geographic Distribution         Number of Magazines Distributed
-----------------------         -------------------------------

         United States                          263,000

         International                            4,000

NOTE B - DISCONTINUED OPERATIONS

CLOSING OF PRINTING AND ENVELOPE DIVISION:

Effective August 20, 1999, the Company closed the printing and envelope division due to increased losses. The machinery and equipment and inventories of the printing and envelope division were sold privately or auctioned off in November 1999.

Due to the closing of the printing and envelope division; wages, severence pay, vacation, sick days and accrued rent were estimated and recorded for the quarter ended July 31, 1999.

Net sales and income from discontinued operations of the printing and envelope division were as follows (in thousands):

                                         Quarter Ended July 31,
                                           2000        1999
---------------------------------------------------------------
Net sales                              $     0    $     392
Estimated loss on disposal
   of printing and envelope
   division (net of tax benefit)             0         (228)
Estimated loss from discontinued
   operations (net of tax benefit)           0         (279)

NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at July 31, 2000:

Accounts Receivable-Printing       $    2,039
                   -publishing        179,000
                                   -----------
Less:                                 181,039
  Allowance for doubtful accounts     (52,039)
                                   -----------
                                   $  129,000
                                   ===========

ITEM II             MONARCH SERVICES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2001 are to the fiscal year ending April 30, 2001, and references to fiscal 2000 are to the fiscal year ended April 30, 2000.


CERTAIN CAUTIONARY INFORMATION


In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000 and incorporated herein by reference highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. Included in these risks is the Company's history of losses, its fluctuations in operating results, competition and other risks set forth herein and in the Company's annual report on Form 10KSB for the year ended April 30, 2000. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

RESULTS OF OPERATIONS

Monarch Services, Inc. consists of one operating subsidiary, Girls' Life, Inc., that publishes a magazine.


RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 2001 AND 2000

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

Sales of the Publishing division in the first quarter of fiscal 2001 increased by $138,000 or 23% from the first quarter of fiscal 2000. The increase in sales of the Publishing division relates primarily to the increase in promotions and direct mailing advertising of the magazine and increased revenue from newsstand sales and advertising.

Cost of goods sold as a percent of sales was 81% in both the first quarter of fiscal 2001 and 2000.

Gross profit increased by $23,000 or 20% during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Gross margin was 18.7% during the first quarter of fiscal 2001 as compared to 19.1% during the first quarter of fiscal 2000.

Selling, general and administrative expenses as a percentage of sales were 37% for the first quarter of fiscal 2001 and 23% for the first quarter of fiscal 2000. The increase in fiscal 2001 was due to general corporate overhead costs that were previously charged to the former printing and envelope business and included in discontinued operations. These expenses are currently being charged to the publishing business.

Included in selling, general and administrative expenses for the three months ended July 31, 2000 are $24,000 in expenditures for web site design and new product development.

Other income increased $6,000 in the first quarter of fiscal 2001 to $116,000 from $110,000 in the first quarter of fiscal 1999. The net increase was primarily due to the increase in interest income the decrease of other miscellaneous income.

Due to continued losses, the Company closed the printing and envelope division effective August 20, 1999. Management estimated the loss on disposal of the printing and envelope division to be $228,000 (net of tax benefit of $117,000). Operations of the printing and envelope division for the three months ended July 31, 1999 have been reclassified as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company has cash and cash equivalents of approximately $8,230,000 a decrease of $192,000 from the amount at April 30, 2000. The decrease resulted primarily from cash used in operations of $119,000 and the purchase of equipment, intangible assets and improvements. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 2000, the Company has no debt with third party lenders.

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








Date   September 14, 2000          /s/    A. Eric Dott
       ------------------          -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board





Date   September 14, 2000          /s/    A. Eric Dott
       ------------------          -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board
                                   (Principal Executive Officer)




Date   September 14, 2000          /s/    Marshall Chadwell
       ------------------          -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)