Form 10QSB
period 2000-10-31
MONARCH SERVICES INC
filed 2000-12-01
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  October 31, 2000     COMMISSION FILE NO. 0-8512
                  ------------------                      --------


                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Maryland                           52-1073628
---------------------------------  ------------------------------
 (State or other jurisdiction of  (IRS Employer Identification No.)
        incorporation)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code       410-254-9200
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

                              YES [ X ]      NO [   ]

As of October 31, 2000, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

                       PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                October 31, 2000
                                               ------------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $8,341
   Accounts receivable, net                             385
   Marketable securities available
       for sale                                          15
                                                      -----
                                                      8,741
  Income taxes receivable                               147
  Prepaid expenses                                       39
                                                      -----
           TOTAL CURRENT ASSETS                       8,927

PROPERTY AND EQUIPMENT                                  726
   Less accumulated depreciation                       (482)
                                                      -----
                                                        244
                                                      -----
INTANGIBLE ASSETS, NET                                   20
                                                      -----
                                                     $9,191
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  311
   Accrued expenses                                      82
   Deferred subscription revenues                     1,455
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,848

   Deferred income taxes                                271
                                                     ------
           TOTAL LIABILITIES                          2,119


STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820                                         527
   Capital surplus                                    3,378
   Accumulated other comprehensive income (loss)        (15)
   Retained earnings                                  3,304
                                                     ------
                                                      7,194
   Treasury stock at par - 490,165 shares              (122)
                                                      -----
             TOTAL STOCKHOLDERS' EQUITY               7,072
                                                      -----
                                                     $9,191
                                                      -----

See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three Months Ended  Six Months Ended
                                          October 31,       October 31,
                                      ------------------  ----------------

                                          2000     1999     2000     1999
                                          ----     ----     ----     ----

                                     (000's omitted, except per share data)

Net Sales - publishing                  $ 1,543  $ 1,524  $ 2,284  $ 2,127

Cost of goods sold - publishing           1,310      887    1,913    1,376
                                        ------------------------------------
Gross profit from continuing
        operations                          233      637      371      751
                                        ------------------------------------
Selling, general and
   administrative expenses                  254      157      531      298
                                        ------------------------------------
Income (loss) from continuing
    operations before other
      income and income taxes               (21)     480     (160)     453

Other income:
    Investment and interest income          135       68      251      140
    Other                                    24       10       24       48
                                        ------------------------------------
Income from continuing operations
    before income taxes                     138      558      115      641

Income tax expense                           53      190       45      218
                                        ------------------------------------
Income from continuing operations            85      368       70      423
                                        ------------------------------------

Discontinued Operations:
   Operating loss from printing and
     envelope division (net of income
     tax benefit of $87 and $230) for the
     three months and six months ended
     October 31, 2000, respectively           0     (168)       0    (447)
   Estimated loss on disposal of
     printing and envelope (net of
     income tax benefit of $24 and
     $140) for the three months and
     six months ended October 31,
     1999, respectively                       0      (26)       0   (255)
                                      --------------------------------------
Income (loss) from discontinued
     operations                               0     (194)       0   (702)
                                      --------------------------------------
Net income (loss)                            85      174       70   (279)
                                      --------------------------------------

Net earnings (loss) per common
     share-basic and diluted:

Income from continuing
     operations per share               $ .05     $ .23     $ .04    $ .26

Income (loss) from discontinued
     operations                           .00      (.12)      .00     (.43)
                                      ---------------------------------------
Net income (loss) per common
     share - basic and diluted          $ .05     $ .11     $ .04    $(.17)
                                      ---------------------------------------
Weighted average number of shares
     outstanding                      1,619,820 1,619,820 1,619,820 1,619,820
                                      ---------------------------------------

See Notes to Consolidated Financial Statements

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               2000         1999
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $     70      $  (279)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Gain on disposal of equipment                 0          (57)
     Depreciation and amortization                35           52
     Changes in accounts receivable,
       prepaid expenses, income tax
       receivable, accounts payable,
       accrued expenses and deferred
       subscription revenue.                    (113)          81
                                              ------       ------
Total cash used in operating
     activities                                 (  8)        (203)
                                              ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements          (73)         (21)
  Cash proceeds from disposal of property
     and equipment                                 0           57
                                              ------       ------
    Total cash (used) provided by
     investing activities                        (73)          36
                                              ------       ------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                    (81)        (167)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                          8,422        7,321
                                              ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $ 8,341      $ 7,154
                                              ------       ------

See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. (Monarch), formerly Monarch Avalon, Inc., and its wholly-owned subsidiary, Girls' Life, Inc. (Monarch and Girls' Life Inc. collectively referred to herein as the Company) and have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and charges and accruals specific to the discontinued printing and envelope segment) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months and six months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2000.

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and via subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website. Newsstand copies are distributed nationally by Ingram Periodicals Inc., International Periodical Distributors, Retail Vision and Worldwide Media Service, Inc. Newsstand copies are distributed nationally and internationally by Warner Publisher Services. The Company has entered into a joint venture with the Girl Scouts of the U.S.A. through which the Company has direct access to the Girl Scout's mailing list of over 2,000,000 girls.

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

Due to the closing of the printing and envelope division, wages, severence pay, vacation, sick days and accrued rent were estimated and recorded for the three months and six months ended October 31, 1999.

Net sales and income from discontinued operations of the printing and envelope division are as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                     October 31,              October 31,
                                    2000        1999       2000        1999
---------------------------------------------------------------------------
Net sales                         $    0      $  124      $    0   $   516
loss on disposal of printing
   and envelope division (net
   of tax benefit)                     0         (26)          0      (255)
Loss from discontinued
   operations (net of tax benefit)     0        (168)          0      (447)



NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at October 31, 2000:

Accounts Receivable-Printing            2,039
                   -publishing        435,000
                                   -----------
Less:                                 437,039
  Allowance for doubtful accounts    ( 52,039)
                                   -----------
                                   $  385,000
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

RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 2001 AND 2000

The revenues of Girls' Life, Inc. are seasonal in nature. Girl's Life magazine is published six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice.

Sales of the Publishing division in the second quarter of fiscal 2001 increased by $19,000 or 1% from the second quarter of fiscal 2000. The increase in sales of the Publishing division relates primarily to the increase in subscription and advertising income for the second quarter.

Cost of goods sold as a percent of sales was 85% in the second quarter of fiscal 2001 compared to 58% in the second quarter of fiscal 2000. The increase in fiscal 2001 was primarily due to increased shipping and deliverly expenses and labor costs for additional personnel in the publishing division and additional labor and overhead costs charged to publishing Girls' Life as a result of the closing of the printing and envelope divisions.

Gross profit decreased by $404,000 or 63% during the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Gross margin was 15% during the second quarter of fiscal 2001 as compared to 42% during the second quarter of fiscal 2000.

Selling, general and administrative expenses as a percentage of sales were 16% for the second quarter of fiscal 2001 and 10% for the second quarter of fiscal 2000. The increase in fiscal 2001 was primarily due to more advertising and promotional expenses for the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 and an increase in corporate overhead charged to the publishing division as a result of the closing of the and printing and envelope divisions.

The Company expects Selling, general and administrative expenses to increase in future periods due to the efforts of the Company to start up a new Boys/Mens magazine.

Other income increased $81,000 in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. The increase was primarily due to the increase in interest income.



RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 2000 AND 1999

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

Sales of the Publishing Division during the six months of fiscal 2001 increased by $158,000 or 7% from the six months of fiscal 2000. The increase in sales of the Publishing division relates primarily to the increase in promotions and direct mailing advertising of the magazine and increased revenue from newsstand sales and advertising.

Cost of goods sold as a percent of sales was 84% during the six months of fiscal 2001 compared to 65% in the six months of fiscal 2000. The increase in fiscal
2001  was   primarily  due  to  increased shipping  and  delivery  expenses  and increased labor costs for additional personnel in the publishing division and additional overhead and labor costs charged to publishing Girls' Life as a result of the closing of the games and printing and envelope divisions.

Gross profit decreased by $380,000 or 51% during the six months of fiscal 2001 compared to the six months of fiscal 2000. Gross margin was 16% during the six months of fiscal 2001 compared to 35% during the six months of fiscal 2000.

Selling, general and administrative expenses as a percentage of sales were 23% for the six months of fiscal 2001 and 14% for the six months of fiscal 2000.
The increase in fiscal 2001 was primarily due to increased advertising and promotional expenses and an increase in corporate overhead charged to the publishing division as a result of the closing of the games and printing and envelope divisions.

The Company expects Selling, general and administrative expenses to increase in future periods due to the efforts of the Company to start up a new Boys/Mens magazine.

Other income increased $87,000 during the six months of fiscal 2001 compared to the six months of fiscal 2000. The increase was due primarily to the increase in interest income.



LIQUIDITY AND CAPITAL RESOURCES


At October 31, 2000, the Company has cash and cash equivalents of approximately $8.3 million, a decrease of $81,OOO from the amount at April 30, 2000. The decrease resulted primarily from cash used in operations. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 1999, the Company has no debt with third party lenders.

The Company completed its reincorporation in the State of Maryland on November 30, 2000.

                      PART II. OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders.


The 2000 Annual Meeting of Stockholders was held at 11:00 a.m. on October 30, 2000, at the Center Club, Legg Mason Building, 100 Light Street, Baltimore, Maryland.

It was announced at the October 30, 2000 annual stockholders meeting that the Company was adjourning the shareholders meeting to November 13, 2000, 11 a.m. Baltimore time at the Center Club, Legg Mason Building, 100 Light Street, Baltimore, Maryland, in order to allow for further solicitation of proxies with respect to the proposals set forth in the Company's proxy statement.


Results of the proposal for the election of five persons to the Board of Directors of the Company:

Directors                     FOR             WITHHELD
-----------------------    ----------       -------------

A. Eric Dott               1,154,439               0
David F. Gonano            1,154,439               0
Jackson Y. Dott            1,154,439               0
Helen Delich Bentley       1,153,472             967
Kenneth C. Holt            1,154,439               0


Results of the proposal to ratify Stegman & Company, as independent auditors of the Company for the fiscal year ending April 30, 2001:

        FOR                AGAINST             ABSTAIN
  ______________         ___________         ___________

    1,088,333              380,587              45,919


Results of the proposal to reincorporate the Company in Maryland:

        FOR                AGAINST             ABSTAIN
   -------------         -----------         -----------

      822,497              480,352              5,262


Results of the proposal to approve the Company's 2000 Omnibus Stock Plan:

        FOR                AGAINST             ABSTAIN
   -------------         -----------         -----------

      903,252              399,921              4,938

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





Date   December 1, 2000            /s/    A. Eric Dott
       -----------------           -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board





Date   December 1, 2000            /s/    A. Eric Dott
       -----------------           -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board
                                   (Principal Executive Officer)




Date   December 1, 2000            /s/    Marshall Chadwell
       -----------------           -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)