Form 10QSB
period 2001-01-31
MONARCH SERVICES INC
filed 2001-03-14
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  January 31, 2001    COMMISSION FILE NO. 0-8512
                  ------------------                      --------


                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Maryland                           52-1073628
---------------------------------  ------------------------------
 (State or other jurisdiction of  (IRS EmployerIdentification No.)
        incorporation)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code       410-254-9200
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

                              YES [ X ]      NO [   ]

As of January 31, 2001, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issuer Format (check one):

                              YES [   ]      NO [ X ]


PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

MONARCH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                January 31, 2001
                                               ------------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $8,134
   Accounts receivable, net                             270
   Marketable securities                                 15
                                                      -----
                                                      8,419
   Inventories                                           28
   Income taxes receivable                              202
   Prepaid expenses                                      75
                                                      -----
           TOTAL CURRENT ASSETS                       8,724

PROPERTY AND EQUIPMENT                                  788
   Less accumulated depreciation                       (499)
                                                      -----
                                                        289
                                                      -----
INTANGIBLE ASSETS, NET                                   25
                                                      -----
                                                     $9,038
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $   81
   Accrued expenses                                      64
   Deferred subscription revenues                     1,747
   Deferred tax liability                               221
                                                     ------
           TOTAL CURRENT LIABILITIES                  2,113

STOCKHOLDERS' EQUITY
   Preferred Stock - par value $.01 per share:
      Authorized 100,000 shares; no shares
      issued
   Common Stock - par value $.25 per share:
      Authorized - 3,000,000 shares; shares
      issued - 2,109,985; shares outstanding
      1,619,820                                         527
   Capital surplus                                    3,378
   Accumulated other comprehensive income (loss)        (15)
   Retained earnings                                  3,157
                                                     ------
                                                      7,047
   Treasury stock at par - 490,165 shares              (122)
                                                      -----
             TOTAL STOCKHOLDERS' EQUITY               6,925
                                                      -----
                                                     $9,038
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three Months Ended  Nine Months Ended
                                          January 31,        January 31,
                                      ------------------  -----------------

                                          2001     2000     2001     2000
                                          ----     ----     ----     ----

                                     (000's omitted, except per share data)

Net Sales - publishing                  $   814  $ 1,236  $ 3,098  $ 3,363

Cost of goods sold - publishing             630      781    2,438    2,227
                                        ------------------------------------
Gross profit from continuing
        operations                          184      455      660    1,136
                                        ------------------------------------
Selling, general and
   administrative expenses                  559      152    1,195      380
                                        ------------------------------------
Income (loss) from continuing
    operations before other
      income and income taxes              (375)      303    (535)     756

Other income:
    Investment and interest income          133      100      384      240
    Other                                     0        3       24       22
                                        ------------------------------------
                                            133      103      408      262
                                        ------------------------------------
Income from continuing operations
    before income taxes                    (242)     406     (127)   1,018

Income tax expense (benefit)               ( 94)     138     ( 50)     346
                                        ------------------------------------
Income from continuing operations          (148)     268     ( 77)     672
                                        ------------------------------------

Discontinued Operations:
   Operating income (loss) from printing
     and envelope division (net of income
     tax expense  of $25 and ($297) for the
     three months and nine months ended
     January 31, 2000, respectively          0        47        0     (575)
   Gain on disposal of printing and
     and envelope business (net of
     income tax of $211 and $178)
     for the three months and nine
     months ended January 31, 2000
     respectively                            0       409        0      345
                                      --------------------------------------
Income (loss) from discontinued
     operations                              0       456        0     (230)
                                      --------------------------------------
Net income (loss)                         (148)      724     ( 77)     442
                                      --------------------------------------

Net earnings (loss) per common
     share-basic and diluted:

Income (loss) from continuing
     operations per share               $(.09)    $ .17     $(.05)   $ .41

Income (loss) from discontinued
     operations                             -       .28         -     (.14)
                                      ---------------------------------------
Net income (loss) per common
     share - basic and diluted           (.09)      .45      (.05)     .27
                                      ---------------------------------------
Weighted average number of shares
     outstanding                      1,619,820 1,619,820 1,619,820 1,619,820
                                      ---------------------------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               Nine Months Ended
                                                  January 31,
                                              -------------------
                                               2001         2000
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $    (77)     $   724
  Adjustments to reconcile net
  income (loss) to net cash provided
  (used) in operating activities:
     Gain on disposal of games and
       printing and envelope machinery
       and equipment and inventories               0         (345)
     Depreciation and amortization                52           69
     Deferred income taxes                       (49)
     Changes in accounts receivable,
       inventories, prepaid expenses,
       income tax receivable, accounts
       payable, accrued expenses and
       deferred subscription revenue.            (74)         (44)
                                              ------       ------
Total provided cash (used) in operating
     activities                                 (148)         404
                                              ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements         (140)         (26)
  Cash proceeds from disposal of
     property and equipment                        0          803
                                               ------       ------
    Total cash (used) provided by
     investing activities                       (140)         777
                                              ------       ------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                          (288)       1,181

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                          8,422        7,321
                                              ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $ 8,134      $ 8,502
                                              ------       ------

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. (Monarch), formerly Monarch Avalon, Inc., and its wholly-owned subsidiaries, Girls' Life, Inc. and Girlslife.com, which was incorporated on January 24, 2000 (collectively referred to herein as the Company) and have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals and charges and accruals specific to the discontinued printing and envelope segment) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months and nine months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2000.

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and via subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website. Newsstand copies are distributed nationally by Ingram Periodicals Inc., International Periodical Distributors, Retail Vision and Worldwide Media Sevice, Inc.. Newsstand copies are distributed nationally and internationally by Warner Publisher Services. The Company has entered into a joint venture with the Girl Scouts of the U.S.A. through which the Company has direct access to the Girl Scout's mailing list of over 2,000,000 girls.

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

Net sales and income from discontinued operations of the printing and envelope division are as follows (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     January 31,             January 31,
                                  2001        2000        2001         2000
----------------------------------------------------------------------------
Net sales                         $    0      $    0      $    0    $   516
Gain  on disposal of printing
   and envelope segment                0         409           0        345
Income (loss) from discontinued
   operations                          0          47           0       (575)



NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at January 31, 2001:

Accounts Receivable-Printing       $    2,039
                   -publishing        320,000
                                   -----------
Less:                                 322,039
  Allowance for doubtful accounts    ( 52,039)
                                   -----------
                                   $  270,000
                                   ===========




ITEM II            MONARCH SERVICES, INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2001 are to the fiscal year ending April 30, 2001, and references to fiscal 2000 are to the fiscal year ended April 30, 2000.


CERTAIN CAUTIONARY INFORMATION


In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward -looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000 and incorporated herein by reference highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. Included in these risks is the Company's history of losses, its fluctuations in operating results, competition and other risks set forth herein and in the Company's annual report on Form 10KSB for the year ended April 30, 2000. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

CAUTIONARY LANGUAGE REGARDING NEW BUSINESS LINES

We are currently considering several new lines of business including a magazine for young men called "Adam," and a syndicated radio program for the girls "tween"market called "Girls' Life Radio." As disclosed below under the caption "Results of Operations," we have invested a portion of our capital in developing these new business lines in the past quarter and we expect to continue investing our capital in exploring these and other business lines in the future. If we decide to go forward with these or other new business lines, we expect that they will require increasing levels of capital investment and management attention both before and after launch. We expect any new business line will incur significant expenses for personnel and marketing, among other items and that such expenses will precede revenues. If we decide not to go forward with the new business lines that we are considering, we do not expect to recover our invested capital. Due to limited resources, we have not commissioned third-party scientific market or other studies of the viability of these or other proposed business lines, nor do we have the capacity to conduct such studies internally. In lieu of such studies, we have relied upon the experience of our management team and internal analysis by our management and staff in evaluating new lines of business. Our analysis may be incomplete or based upon incomplete or incorrect data. In light of the risks of any new business enterprise and the limited analysis permitted by our resources, if we decide to launch Adam Magazine, Girls'
Life Radio or other business lines that we may consider, we cannot be sure that such business lines will ever be profitable and we may lose our entire investment in such business lines. We intend to continue to consider additional business lines and, accordingly, we expect to continue to incur expenses for exploring new business lines for the foreseeable future.



RESULTS OF OPERATIONS

Monarch Services, Inc. consists of two operating subsidiaries, Girls' Life, Inc., that publishes a magazine and Girlslife.com through which merchandise and Girl's Life subscriptions are sold. The Company has reviewed its ecommerce strategy in light of its experience to date with the GirlsLife.com website. Following such review, the Company has determined that the ongoing costs of maintenance of the GirlsLife.com website, order fulfillment and compliance with legal requirements exceed the potential value of the website as a vehicle for the sale of goods and services. Accordingly, the Company has decided that it will not invest significant new capital in its ecommerce strategy and will predominantly use its website for advertising and sale of Girls' Life subscriptions. According, we do not expect the GirlsLife.com website to produce significant revenue for the Company in future periods.

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

In order to facilitate Year 2000 compliance, the Company accelerated publication of the February/March 2000 edition of Girls' Life to December 1999. As a result, four issues were published during the nine months ended January 31, 2001 compared to five issues being published during the same period in 2000. This resulted in sales and related costs associated with the additional issue to be reflected in the third quarter of fiscal 2000 operations, rather than the fourth quarter, as it had been historically. This also had the effect of increasing newsstand sales and advertising revenue during the third quarter of fiscal 2000. This is not expected to be a recurring event in the future.

During the nine months ending January 31, 2001, management began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 18 and 25. Costs associated with the Adam magazine were approximately $47,000 during three months and nine months ended January 31, 2001. If the prospects for the new magazine appear promising, and management decides to proceed with the new magazine, the first issue may be ready for publication during the fall of 2001.


RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 2001 AND 2000

Sales in the third quarter of fiscal 2001 decreased by $422,000 or 34% from the third quarter of fiscal 2000. The decrease in sales relates primarily to the inclusion of sales for the February/March 2000 edition of Girls' Life magazine in the third quarter of fiscal year 2000. Income and related costs associated with an issue are recognized upon shipment of the issue.

Cost of goods sold as a percent of sales was 77% in the third quarter of fiscal 2001 compared to 63% in the third quarter of fiscal 2000. The increase in fiscal 2001 was primarily due to increased costs associated with Girlslife.com, increased labor costs due to increased staffing levels and the inclusion of sales of the February/March 2000 edition of Girl's Life magazine in the third quarter of fiscal year 2000. Sales for the third quarter of fiscal 2001 included sales for one issue of Girls' Life magazine whereas sales for the third quarter of fiscal 2000 included sales for two issues of Girls' Life magazine. Additionally, there were certain elements of overhead associated with the discontinued operations during 2000 that are included in 2001 cost of goods sold. Since it's incorporation in January 2000, Girlslife.com has had only minimal sales while approximately $32,000 of start-up costs have been incurred. These costs are primarily related to salaries of individuals responsible for the design and maintenance of the website.

Gross profit decreased by $271,000 or 60% during the third quarter of fiscal
2001 compared to the third quarter of fiscal 2000.   Gross margin was 23%
during the third quarter of fiscal 2001 as compared to 37% during the third quarter of fiscal 2000.

Selling, general and administrative expenses as a percentage of sales were 69% for the third quarter of fiscal 2001 and 12% for the third quarter of fiscal 2000. The increase in fiscal 2001 was primarily due to increased advertising and promotional expenses, costs associated with "Adam" magazine and an increase in corporate overhead charged to the publishing division as a result of the closing of the printing and envelope divisions. Corporate overhead in the amount of $317,000 was charged to the publishing division for the third quarter of fiscal 2001. Corporate overhead which is comprised primarily of salaries, professional fees, telephone expenses, insurance and depreciation amounted to $53,000 for the third quarter of fiscal 2000 and was classified in "Discontinued Operations" instead of selling, general and administrative expenses. During the third quarter, advertising costs increased $126,000 over the same period last year due primarily to a program where 1.18 million direct mail pieces were sent to girls between the ages of 9 and 14. While the costs associated with these mailings have been recognized in the third quarter, it is anticipated that the benefits of increased subscriptions if any, will be realized in future periods. Any increase in the subscription base may have an effect on the rates Girls' Life can charge its advertisers. The Company is exploring new lines of business, including the "Adam" magazine and "Girls' Life Radio," and expects to continue to consider these and other new lines of business for the foreseeable future. The Company expects that, as it explores and develops these and other lines of business, the cost of such activities will increase the amount of the Company's selling, general and administrative expense in future periods.

Other income increased $30,000 in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. The increase was primarily due to the increase in interest income.

Operating income for the printing and envelope division was $47,000 (net of tax) for the third quarter of fiscal 2000. Estimated accrued salary and rent expense associated with the closing of the printing and envelope division were adjusted during the quarter ended January 31, 2000 upon final settlement of such obligations. The adjustment (net of tax) resulted in $47,000 of income being recognized during the third quarter of fiscal 2000.

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


RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2001 AND 2000

Sales during the nine months of fiscal 2001 decreased by $265,000 or 8% from the nine months of fiscal 2000. The decrease in sales relates primarily to the inclusion of sales for the February/March 2000 edition of Girls' Life magazine in the third quarter of fiscal year 2000. Income and related costs associated with an issue are recognized upon shipment of the issue.

Cost of goods sold as a percent of sales was 80% during the nine months of fiscal 2001 compared to 66% in the nine months of fiscal 2000. The increase in fiscal 2001 was primarily due to increased costs associated with Girlslife.com., increased labor costs due to increased staffing levels and the inclusion of sales of the February/March 2000 edition of Girl's Life magazine in the nine months of fiscal 2000. Sales for the nine months of fiscal 2001 included sales for four issues of Girls' Life magazine whereas sales for the nine months of fiscal 2000 included sales of five issues of Girls' Life magazine. Additionally, there were certain elements of overhead associated with the discontinued operations during 2000 that are included in 2001 cost of goods sold.

Gross profit decreased by $476,000 or 42% during the nine months of fiscal 2001 compared to the nine months of fiscal 2000. Gross margin was 21% during the nine months of fiscal 2001 compared to 34% during the nine months of fiscal 2000.

Selling, general and administrative expenses as a percentage of sales were 39% for the nine months of fiscal 2001 and 11% for the nine months of fiscal 2000. The increase in fiscal 2001 was primarily due to increased advertising and promotional expenses, costs associated with exploring the feasibility of publishing "Adam" and an increase in corporate overhead charged to the publishing division as a result of the closing of the printing and envelope divisions. Corporate overhead in the amount of $643,000 was charged to the publishing division for the nine months of fiscal 2001. Corporate overhead, which is comprised primarily of salaries, professional fees, insurance and depreciation amounted to $339,000 for the nine months of fiscal 2000 was classified in "Discontinued Operations" instead of selling, general and administrative expenses. During the nine months ended January 31, 2001, advertising costs increased $251,000 over the same period last year due primarily to a program where 1.18 million direct mail pieces were sent to girls between the ages of 9 and 14. While the costs associated with these mailings have been recognized in the nine months ended January 31, 2001, it is anticipated that the benefits of increased subscriptions if any will be realized in future periods. Any increase in the subscription base may have an effect on the rates Girls' Life can charge its advertisers. The Company is exploring new lines of business, including the "Adam" magazine and "Girls' Life Radio," and expects to continue to consider these and other new lines of business for the foreseeable future. The Company expects that, as it explores and develops these and other lines of business, the cost of such activities will increase the amount of the Company's selling, general and administrative expenses in future periods.

Other income increased $137,000 during the nine months of fiscal 2001 compared to the nine months of fiscal 2000. The increase was due primarily to the increase in interest income.

Operating losses for the printing and envelope division was $575,000 (net of tax) for the nine months of fiscal 2000.

During the nine months ended January 31, 2000, the sale of the printing and envelope division was completed. The sale consisted primarily of equipment and limited inventory. The resulting gain of $345,000 (net of tax) was greater than anticipated.


LIQUIDITY AND CAPITAL RESOURCES


At January 31, 2001, the Company has cash and cash equivalents of approximately $8,134,000 a decrease of $288,000 from the amount at April 30, 2000. The decrease resulted primarily from cash used in operations of $148,000, the purchase of transportation equipment, trademarks, computer and office equipment and improvements to the leasehold property of $108,000 and the purchase of property of $32,000. The proposed use of this property is to accommodate existing business and new lines of business, if any.

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

At January 31, 2001, the Company has no debt with third party lenders.



                      PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)          Exhibits

             Number        Description
             ------        -----------

             21.           Subsidiaries of the Registrant


(b)          Reports on Form 8-K

             The Company filed a report on Form 8-K dated November 30, 2000 to report under Items five and Seven of Form 8-K, that the Company completed its merger into its former wholly-owned subsidiary, Monarch Services, Inc., a Maryland corporation and, according, the Company is now a Maryland Corporation. The Company's new charter and bylaws were filed as Exhibits 3A.1, 3A.2 and 3B.1, respectively.



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                              MONARCH SERVICES, INC.






Date      March 14, 2001                      By: /s/    A. Eric Dott
        -----------------                     ------------------------
                                              A. Eric Dott
                                              Chairman of the Board





Date      March 14, 2001                     /s/    A. Eric Dott
        -----------------                    -------------------------
                                             A. Eric Dott
                                             Chairman of the Board
                                            (Principal Executive Officer)




Date      March 14, 2001                    /s/    Marshall Chadwell
        -----------------                   -----------------------------
                                            Marshall Chadwell, Controller
                                            Chief Financial Officer
                                           (Principal Accounting and
                                            Financial Officer)