Form 10KSB
period 2001-04-30
MONARCH SERVICES INC
filed 2001-07-30
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------
                               FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 2001   Commission File No. 0-8512
                          --------------------
                          MONARCH SERVICES, INC.
              (Name of small business issuer in its charter)

           MARYLAND                410-254-9200           52-1073628
----------------------------   -------------------   ------------------
(State or other jurisdiction   (Issuer's telephone    (I.R.S.Employer
    of incorporation or         number, including    Identification No.)
       organization)               area code)


       4517 Harford Road, Baltimore, Maryland            21214
      ------------------------------------------------------------
      (Address of principal executive offices)         (Zip code)


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

     The issuer's revenues for the fiscal year ended April 30, 2001 are $4,200,000.

      As of July 19, 2001, the aggregate market value of the Issuer's common stock held by non-affiliates was $4,454,505.

      As of July 19, 2001, the number of shares outstanding of the Issuer's common stock was 1,619,820.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held in October, 2001 are incorporated by reference into Part III.

     Transitional small business disclosure format (check one):
                    Yes [   ]        No [ X ]









                            PART I

Item 1.   DESCRIPTION OF BUSINESS

Monarch Services, Inc. ("Monarch Maryland") was incorporated on September 22, 2000. On November 30, 2000, Monarch Services, Inc., a Delaware corporation ("Monarch Delaware") that was incorporated December 20, 1976, merged into Monarch Maryland with Monarch Maryland as the surviving entity. As used herein, references to the "Company" refer to Monarch Delaware prior to November 30, 2000 and Monarch Maryland, on and after November 30, 2000. The primary purpose of the merger was to change the state of incorporation of the Company from Delaware to Maryland and make certain changes in the organizational documents of the Company.

In 1993, the Company established a wholly-owned subsidiary, Girls' Life, Inc. which commenced substantial operations with the sale of Girls' Life magazine in August 1994.

On October 27, 1998, the Company sold substantially all the assets of its former games division to a subsidiary of Hasbro, Inc. for $6,000,000 in cash. The assets sold included trademarks, copyrights and other intellectual property rights, inventory and tooling.

On August 20, 1999, the Company closed its former printing and envelope division due to increased losses since the previous year's sale of the games division. The operating results of the printing and envelope division have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

On November 2, 1999, all remaining machinery and equipment from the games division and remaining inventories and machinery and equipment from the printing and envelope division were sold at auction.

The Company's primary operation during fiscal 2001 was the publication of Girls' Life magazine. During 1999 and 2000, the Company also invested some resources and management effort in establishing the Girlslife.com website and implementing an e-commerce strategy involving the sale of goods and services to members of the Girls' Life target audience. The Company has reviewed this e-commerce strategy in light of its experience with the Girlslife.com website. Following such review, the Company has determined that the ongoing costs of maintaining the website, order fulfillment and compliance with legal requirements exceed the potential value of the website as a vehicle for the sale of goods and services. Accordingly, the Company has decided that it will not invest significant new capital in its e-commerce strategy and will predominately use its website for advertising and the sale of subscriptions to Girls' Life magazine. As a result, we do not expect Girlslife.com to produce significant revenue for the Company in future periods.

The Company is continually exploring new ways to expand its publishing operation and diversify into other operations while using its established brand name "Girls' Life". As discussed below, the Company plans to establish a young men's magazine and a theme restaurant that is based on Girls' Life magazine.

Publishing Business
Girls' Life, Inc. publishes a bi-monthly magazine for young girls age nine to fourteen.

Girls' Life is intended to be an intelligent, non-condescending and easily read magazine. The philosophy behind the graphic presentation and every article presented is that girls are important, independent, and intelligent people with opinions of their own. Each article seeks to reinforce that message and inspire confidence in a girl's thoughts, opinions, and feelings. Editorial material is created by the magazine's staff as well as through outside writers. The magazine is printed through one large national printing service company.

The revenues of the Company's publishing business are seasonal in nature. Girls' Life magazine is published six times per year normally, two issues are published in each of the second and fourth quarters and one issue is published in each of the first and third quarters.

During fiscal 2001, management began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 18 and 25. Management has decided to proceed with the publication of the magazine and has recently hired an executive editor. The Company expects that the first issue may be ready during early 2002. The timing of the inaugural issue, if any, is dependent on many factors, many of which are not in management's control.

Also during fiscal 2000, the Company leased a property adjacent to the Company's headquarters in Baltimore, Maryland. Management has decided to establish a Girls' Life theme food court on this property called "Girls' Life Living" designed to attract girls in the target market of Girls' Life magazine and their families.

In June 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.91 million in cash. The acquisition includes Peerce's Plantation, a 350 seat fine dining restaurant and bar with liquor license, off premises sales, an adjoining 6,000 square -foot house, and 14.74 acres with a horse stable zoned for residential development. Management is considering various uses for the property such as a family dining restaurant, a petting zoo, horseback riding and activities and entertainment for young people. Development would likely involve the "Girls' Life" brand name, however no decisions on these or other options have been made. The Company believes the settlement of this property will occur in the next 30 days.

Printing and Envelope Business (Discontinued Operations)

On August 20, 1999, the Company closed the printing and envelope division due to ongoing losses.


MARKETING

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and via subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website. Newsstand copies
are   distributed  nationally  by  Ingram  Periodicals  Inc., International
Periodical Distributors, Retail Vision and Worldwide. Newsstand copies are distributed nationally and internationally by Warner Publisher Services. The Company has entered into a partnership with the Girl Scouts of the U.S.A. through which the Company has access to the Girl Scouts' mailing list of over 2,000,000 girls.

The  basic  domestic price of a one-year Girls' Life subscription is  $17.85.
The suggested retail price of a single issue of Girls' Life in the United States at the newsstand is $2.95.

The average total distribution per issue during fiscal year 2001 was as set forth in the following table.

       Distribution Channel           Number of Magazines Distributed
     ------------------------       -----------------------------------

         Newsstand Sales                         57,150

         Subscription Sales                     260,000
                                               ---------
            Total Paid Circulation              317,150


         Complementary Copies                     1,000


The   following   table  sets  forth  the  average  number  of subscriptions geographically sold per issue, internationally and domestically during fiscal year 2001.

       Geographic Distribution         Number of Magazines Distributed
     ---------------------------     -----------------------------------

         United States                          256,000

         International                            4,000


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

EMPLOYEES

At April 30, 2001, the Company employed 28 executive, administrative, clerical and maintenance personnel. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.


Item 2.  DESCRIPTION OF PROPERTY

The Company leases and owns property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains the Company's offices and warehouse facilities. The property is leased through 2007.

2. 4511-4515 Harford Road, Baltimore, Maryland 21214. This property contains the food court that will operate under the name Girls Life living. The property is leased through 2005.

3. 4313 Harford Road, Baltimore, Maryland 21214. The proposed use of this property is to accommodate existing business and new lines of business, if any. This property is not leased, but owned by the Company.

The Company leases the 4517 Harford Road property and the 4511-4515 Harford Road propery from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, management believes the terms of the leases with Mr. Dott are comparable to lease terms for like properties in the same geographic area.

In June 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.91 million in cash. The acquisition includes Peerce's Plantation, a 350 seat fine dining restaurant and bar with liquor license, a 6,000 square foot house, and
14.74 acres with a horse stable zoned for residential development. Management is considering various uses for the property such as a family dining restaurant, a petting zoo, horseback riding and activities and entertainment for young people. Development would likely involve the "Girls' Life" brand names, however no decisions on these or other options have been made. Pending such decisions, the property will not be used in the Company's operations and no portion of the property is leased to a tenant. The Company believes that this property requires renovation; however, the cost of any required renovation is dependent upon the manner in which such property is to be used in the Company's operations. The Company believes that the property is adequately covered by insurance. Since the property is not yet in service, there was no depreciation taken on this property for fiscal 2001. The method of depreciation and life of the property has not been determine since no cost allocation has been performed to determine what part of the property is depreciable or not depreciable for income tax purposes. The Company believes the settlement of this property will occur in the next 30 days.


Item 3. LEGAL PROCEEDINGS

Companies in the publishing industry are, in the ordinary course of business, made the subject actions alleging copyright infringement and other actions. Such actions may allege large damages. The Company has, on an infrequent basis, had such claims made against it.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        NONE


                                PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Common Stock Market Prices and Dividends

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAHI. The number of stockholders of record on July 19, 2001 was approximately 536.

High and low closing sale prices for the last two years were:

                       Fiscal 2001                Fiscal 2000
Quarter                   Price                      Price
Ended                High        Low            High        Low
                     -------     -------        -------     -------
July 31              3.96        3.75           2.91        2.53
October 31           3.75        3.25           4.00        3.63
January 31           3.25        3.03           3.69        3.69
April 30             2.58        2.49           3.44        3.44

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

CAUTIONARY LANGUAGE REGARDING NEW BUSINESS LINES

We are currently working on certain new lines of business including a magazine for young men between the ages of 21 and 34 called "Adam," and
a food court called "Girls' Life Living".   As disclosed below under the
caption "Results of Operations," we have invested a portion of our capital in developing these new business lines in the fiscal year and we expect to continue investing our capital in exploring these and other business lines in the future. As we commence operations with these new business lines, we expect that they will require increasing levels of capital investment and management attention. We expect any new business will incur significant expenses for personnel and marketing, among other items and that such expenses will precede revenues. If we decide not to go forward with these new business lines, we do not expect to recover our invested capital. Due to limited resources, we have not commissioned third-party scientific market or other studies of the viability of these or other proposed business lines, nor do we have the capacity to conduct such studies internally. In lieu of such studies, we have relied on the experience of our management team and internal analysis by our management and staff in evaluating new lines of business. Our analysis may be incomplete or based upon incomplete or incorrect data. In light of the risks of any new business enterprise and the limited analysis permitted by our resources, we cannot be sure that "Adam Magazine", "Girls' Life Living" or other business lines that we may consider, will be profitable and we may lose our entire investment in such business lines. We intend to continue to consider additional business lines and, accordingly, we expect to continue to incur expenses for exploring new business lines for the foreseeable future.

HISTORY OF OPERATING LOSSES

Prior to the reclassification of activity relating to discontinued operations, we have reported losses from continuing operations before taxes in four of the past five years. There can be no assurance that our business strategies and tactics will be successful and that we will be profitable in future periods.

COMPETITION

Competition in the publishing industry is intense with numerous other publishers and retailers, as well as other media, competing for readers and advertising revenue. Most of our competitors in the publishing business have broader and better recognized product offerings and greater experience, depth of management and creative and financial resources than we have. Given these factors, there can be no assurance that we will be able to continue to compete successfully in the publishing industry and the failure to do so may have a material adverse effect on the results of our publishing business.

LIMITED MARKET FOR GIRLS' LIFE MAGAZINE

The Girls' Life magazine is targeted to girls ages nine to fourteen. Since Girls' Life's target audience is limited by age and gender, Girls' Life, unlike other magazines that appeal to broader age groups, must replace a large portion of its readership each year due to maturing of its audience. Accordingly, Girls' Life's promotional expenses that are designed to replace and expand its readership may be higher than other magazines with comparable circulation. There can be no assurance that Girls' Life will be able to replace its existing readers and expand its circulation going forward. Any decrease in Girls' Life's circulation, due to demographic or other factors, can be expected to have a material adverse effect on the revenues of our publishing business.

CONTROL BY PRINCIPAL STOCKHOLDERS

A. Eric Dott and, his son, Jackson Y. Dott, the Company's Chairman and President, respectively, beneficially own an aggregate of 39% of our outstanding voting securities. Accordingly, these stockholders have the ability acting together, to exercise significant control over fundamental corporate transactions requiring stockholder approval, including without limitation the election of Directors, approval of merger transactions and sales of all or substantially all of our assets.

ANTI-TAKEOVER PROVISIONS COULD MAKE A THIRD-PARTY ACQUISITION OF US
DIFFICULT.

Maryland corporate law restricts transactions between a corporation and its affiliates and potential acquirers. The applicability of these provisions and other provisions set forth in our organizational documents may discourage bids for our common stock at a premium over the market price and may adversely affect the market price and the voting rights of our common stock. These provisions may discourage changes in control of our company.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FISCAL 2000 COMPARED TO FISCAL 2001

Sales of Girls' Life increased $199,000 or 5% in fiscal year 2001 from fiscal year 2000. The increase in sales for Girls' Life relates primarily to increased subscription revenue as a result of increased promotions and direct mail advertising of the magazine, increased revenue from advertising and renewals of promotional subscriptions sold previously at reduced promotional prices but renewed at higher subscription prices which more then offset decreased newsstand and subscription sales on a per issue basis.

Cost of goods sold, as a percent of sales was 78% in fiscal year 2001 and 69% in fiscal year 2000. The overall increase in 2001 was primarily due to increased mailing and printing costs, increased labor costs due to increased staffing levels associated with Girls' Life, the Girlslife.com website and the consideration of a magazine for young men called "Adam". Additionally, there were certain elements of overhead classified with the discontinued operations during 2000 that are included in cost of goods sold for 2001. Since it was established in January 2000, Girlslife.com has had only minimal sales while approximately $77,000 of start-up and operating costs have been incurred. These costs are primarily related to salaries of individuals responsible for the design and maintenance of the website. The Company has reviewed its e-commerce strategy in light of its experience with the Girlslife.com website. Following such review, the Company has determined that the ongoing costs of maintaining the website, order fulfillment and compliance with legal requirements exceed the potential value of the website as a vehicle for sales of goods and services. Accordingly, the Company has decided that it will not invest significant new capital in its e-commerce strategy and will predominately use its website for advertising and the sale of subscriptions to Girls' Life magazine. As a result, we do not expect Girlslife.com to produce significant revenue for the Company in future periods.

During fiscal 2001, management began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 21 and 34. Management had decided to proceed with the magazine and the first issue may be ready during early 2002. The timing of the inaugural issue is dependent on many factors, many of which are not in management's control. "Adam" magazine had no sales while approximately $60,000 of start-up costs have been incurred in fiscal year 2001. Girls' Life Living had no sales while approximately $8,000 of start-up costs have been incurred in fiscal year 2001.

Selling, general and administrative expenses as a percentage of sales were 39% in fiscal year 2001 and 20% in fiscal year 2000. The increase in fiscal 2001 was primarily due to increased advertising and promotional costs for publishing, increased promotional and other costs associated with "Adam" magazine and an increase in corporate overhead as a result of the closing of the printing and envelope divisions. Corporate overhead which is comprised primarily of salaries, professional fees, telephone expenses, insurance and depreciation was $971,000 for fiscal year 2001 compared to $149,000 in 2000. Corporate overhead also includes costs associated with Girlslife.com and "Adam" magazine. During fiscal year 2001, advertising and promotional cost increased $170,000 over last year due primarily to a program where 1.25 million direct mail pieces were sent to girls between the ages of 9 and 14. While the costs associated with these mailings have been recognized in fiscal year 2001, it is anticipated that the benefits of increased subscriptions if any, will be realized in future periods. The Company is continuing to explore new lines of business, in addition to "Adam" magazine and "Girls' Life Living," and expects to continue to consider these and other new lines of business for the foreseeable future. The Company expects that, as it explores and develops these and other lines of business, the cost of such activities will increase the amount of the Company's selling, general and administrative expense in future periods.

In June of 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.91 million in cash. The acquisition includes Peerce's Plantation, a 350 seat fine dining restaurant and bar with liquor license, a 6,000 square foot house, and
14.74 acres with a horse stable zoned for residential development. Management is considering various uses for the property such as a family dining restaurant, a petting zoo, horseback riding and activities and entertainment for young people. Development would likely involve the "Girls Life" brand name, however no decisions on these or other options have been made. The Company believes settlement of this property will occur in the next 30 days.

The Company discontinued its printing and envelope division during the year ended April 30, 2000. Operating losses attributable to the printing and envelope division were $575,000 (net of tax benefit) for the year ended April 30, 2000. During the third quarter of fiscal 2000, the sale of the printing and envelope division was completed. The sale consisted primarily of equipment and limited inventory and resulted in a gain of $345,000 (net of tax).

Other  income increased $147,000 in 2001 to $509,000 from $362,000 in 2000.
The fiscal year 2001 increase was primarily due to the increase in interest income in the amount of $160,000 and a decrease in other miscellaneous income in the amount of $13,000.

Income tax benefit attributable to continuing operations was $53,000 for the year ended April 30, 2001. The Company's effective rate for the fiscal year 2001 was (24)% compared to 44% in 2000. Income tax expense of $301,000 attributable to continuing operations was recorded for the year ended April 30, 2000.


LIQUIDITY AND SOURCES OF CAPITAL

At April 30, 2001, the Company had cash and cash equivalents of approximately $1,122,000 a decrease of $7,300,000 from the amount as of April 30, 2000. The decrease resulted primarily from investments in certificates of deposit in the amount of $7,007,000, cash used in operations of $103,000, the purchase of property and transportation equipment, trademarks, computer and office equipment and improvements to the leasehold property of $176,000. The proposed use of this property is to accommodate existing business and new lines of business, if any. The certificates of deposit have original maturities ranging from 5 to 7 months.


As previously discussed, the Company purchased improved real estate for $1.91 million in cash in June 2001.

At April 30, 2001, the Company had no debt with third-party lenders.

During fiscal 2001, cash and cash equivalents ranged from approximately $2.0 million to $1.1 million. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

Management believes that existing cash and cash equivalents, and certificates of deposit together with cash generated from operations and investing activities, will be sufficient to meet the Company's liquidity and capital needs for the next 12 months.

IMPACT OF INFLATION AND CHANGING PRICES

The price of paper is a significant expense of the Company's publishing business. Paper price increases may have an adverse effect on the Company's future results. Postage for the magazine distribution is also a significant
expense  of  the  Company.   The Company uses the  U.S.  Postal Service  for
distribution of its magazine. Postage costs increase periodically and can be expected to increase in the future. No assurances can be given that the Company can pass such cost increases through to its customer.

Item 7.     FINANCIAL STATEMENTS


Consolidated Statement of Financial Condition
------------------------------------------------------------
April 30,                                          2001
------------------------------------------------------------
                                             (000's Omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $1,122
   Certificates of deposit                         7,007
   Accounts receivable, net                          287
   Marketable securities available
       for sale                                       24
                                                   -------
                                                   8,440
Prepaid expenses                                      50
Income taxes receivable                              112
                                                  -------
                   TOTAL CURRENT ASSETS            8,602

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and
      fixtures                                       467
   Building and leasehold improvements               356
   Accumulated depreciation                         (506)
                                                  -------
                                                     317
                                                  -------
INTANGIBLE ASSETS-NET                                 21
                                                  -------
                                                  $8,940
                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                               $  285
   Accrued expenses                                   67
   Deferred subscription revenue                   1,489
                                                  -------
                  TOTAL CURRENT LIABILITIES        1,841
                                                  -------
DEFERRED INCOME TAXES                                262
                                                  -------
STOCKHOLDERS' EQUITY
   Common Stock-par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,820                     2
   Capital surplus                                 3,781
   Retained earnings                               3,068
   Accumulated other comprehensive income (loss)     (14)
                                                  -------
                   TOTAL STOCKHOLDERS' EQUITY      6,837
                                                  -------
                                                  $8,940
                                                  =======

<F1>
See Notes to Consolidated Financial Statements.

Item 7.             FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
-----------------------------------------------------------------------
Years Ended April 30,                            2001        2000
-----------------------------------------------------------------------

                               (000's Omitted, except share information)
Net Sales - publishing                        $ 4,200      $ 4,001
Cost of goods sold - publishing                 3,278        2,776
                                              ----------------------
Gross profit from continuing operations           922        1,225
                                              ----------------------
Selling, general and administrative
   expenses                                     1,657          782
                                              ----------------------
(Loss) income from continuing operations
   before other income and income taxes          (735)         443

Other income:
   Investment and interest income                 491          331
   Other                                           25           31
                                                 -------------------
                                                  516          362
                                              --------------------
(Loss) income from continuing operations
   before income taxes                           (219)         805

Income tax (benefit) expense                      (53)         301
                                                --------------------
(Loss) income from continuing operations         (166)         504

Discontinued Operations:
   Operating loss from printing
      and envelope division (net of
      income tax benefit of ($297)
      for the year ended April 30,
      2000                                          0        (575)
   Gain on disposal of printing and
      envelope business (net of income
      tax expense of $211) for the
      year ended April 30, 2000                     0         345
                                             -----------------------
(Loss) from discontinued operations                 0        (230)
                                             -----------------------
Net (loss) income                            $   (166)        274
                                             =======================
Net (loss) earnings per common
     share - basic and diluted:

(Loss) income from continuing
     operations per share                    $  (.10)      $   .31

(Loss) from discontinued operations                -          (.14)
                                             -----------------------
Net (loss) earnings per common
     share - basic and diluted               $  (.10)          .17
                                             =======================
Weighted average number of shares
     outstanding - basic and diluted       1,619,820     1,619,820
                                             =======================

<F1>
See Notes to Consolidated Financial Statements.

Item 7.                FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
------------------------------------------------------------------
Years Ended April 30, 2001 and 2000
------------------------------------------------------------------

                   (000's omitted, except shares outstanding data)

                                                                     Total
                    Common Capital Retained Comprehensive Treasury Stockholders'
                    Stock   Surplus  Earnings  Income       Stock    Equity
                  --------- -------  --------  ------     -------- ------------

Balance
May 1, 1999        $ 527   $ 3,378  $ 2,960        0       $ (122)   $6,743

Net income                              274                             274
Other comprehensive
  income-unrealized
  loss on marketable
  Securities Avail-
  able-for-sale                               $ (10)                    (10)

  Total comprehensive
     income                                                             264
                   -----------------------------------------------------------
Balance
April 30, 2000     $ 527  $ 3,378   $ 3,234   $ (10)       $ (122)   $7,007

Retirement of
 Treasury Stock     (122)                                     122         -

Adjust par value
 from $.25 to
 $.001              (403)     403                                         -

Other comprehensive
income - unrealized
loss on marketable
securities avail-
able-for sales                                   (4)                     (4)

Net loss                               (166)                           (166)

                                                                  -----------
Total comprehensive
  income (loss)                                                        (170)

Balance
April 30, 2001     $   2  $ 3,781   $ 3,068   $ (14)     $    -     $ 6,837
                    ==========================================================




Shares Outstanding:  April 30, 2000    1,619,820
                     April 30, 2001    1,619,820

<F1>
See Notes to Consolidated Financial Statements.

Item 7.               FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows
-------------------------------------------------------------------
Year Ended April 30,                              2001        2000
-------------------------------------------------------------------
                                                 (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                             $  (166)      $  274
  Adjustments to reconcile net (loss) income
     to net cash (used)provided by operating
       activities:
     Depreciation and amortization                  78           86
     Deferred income taxes                         (16)          21
     Gain on disposal of printing and
        and envelope equipment                       0         (345)
     Decrease in allowance for doubtful
        accounts                                    (2)         (90)
     Increase/decrease in operating assets
       and liabilities:
        Accounts receivable, gross                 (55)         290
        Inventories                                  0          240
        Prepaid expenses                           (15)          25
        Accounts payable                             6          137
        Accrued expenses                            13         (144)
        Income taxes payable/receivable             43         (320)
        Deferred subscription revenue               11          232
                                                 --------------------
Total cash (used) provided by operating
      activities                                  (103)         406
                                                 --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment             (178)        ( 47)
  Purchases of intangible assets                  ( 12)        ( 12)
  Purchases of marketable securities                 0         ( 49)
  Cash proceeds from disposal of property
     and equipment                                   0          803
  Purchase of certificates of deposit           (7,007)           0
                                                --------------------
    Total cash (used) provided by
      investing activities                      (7,197)         695
                                                 --------------------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                            (7,300)       1,101
CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                              8,422        7,321
                                               --------------------
CASH AND CASH EQUIVALENTS
  END OF YEAR                                  $ 1,122      $ 8,422
                                               ====================

<F1>
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Monarch Services, Inc. and its wholly owned subsidiaries, Girls Life, Inc., Glirls Life.com, Creampuffs, Inc. and Broken Windows, Inc. (collectively the "Company"). Consolidation has resulted in the elimination of all significant intercompany balances and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2001.

Monarch Services, Inc. ("Monarch") on November 30, 2000, became a Maryland corporation. The Company was previously incorporated in the State of Delaware. The operating results of the printing and envelope division have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

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

Creampuffs, Inc. was incorporated on March 12, 1997 in the State of Maryland. During 2001, this subsidiary began limited activity developing a model for a theme restaurant. This subsidiary did not engage in any operations in the year ended April 30, 2000.

Broken Windows, Inc. was incorporated on June 11, 1997 in the State of Maryland. During 2001, this subsidiary began limited activity developing a new magazine for young men called "Adam". This subsidiary did not engage in any operations for the year ended April 30, 2000.

Girlslife.com was incorporated on January 24, 2000 in the State of Maryland. Sales for this subsidiary were minimal in fiscal year 2001.

USE  OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ
from   those estimates.

REVENUE RECOGNITION: The Company recognizes revenue in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101") whereby revenue related to subscriptions for its magazines is recognized upon shipment of the magazine to the subscriber. The adoption of SAB 101 during 2001 had no effect on the statement of operations or financial position of the Company. Deferred subscription revenue represents amounts collected for subscriptions of the magazine not yet issued.

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

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost and depreciation is computed by the straight-line method over estimated useful lives ranging from three to forty years.

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

RESEARCH AND DEVELOPMENT COSTS: The Company had no research and development costs during the fiscal year 2001.

COSTS ASSOCIATED WITH START-UP ACTIVITIES: The Company accounts for start-up costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 Reporting on the Costs of Start-up Activities, which requires such costs to be expensed in the period incurred.

INCOME TAXES: The Company provides for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which requires an asset and liability approach to financial accounting and reporting for income taxes (see Note F). Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable income or deductible amounts. The deferred tax assets and liabilities are measured using enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities.

EARNINGS PER SHARE: Basic earnings per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by including the average common stock equivalents outstanding, if any, to the weighted average number of common shares outstanding during the period.

STOCK-BASED COMPENSATION ARRANGEMENTS: The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation
arrangements.   Accordingly,  no  compensation  has  been recognized.    For
disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

NOTE B - DISCONTINUED OPERATIONS:

CLOSING OF PRINTING AND ENVELOPE DIVISION:

Effective August 20, 1999, the Company closed the printing and envelope division due to increased losses since the previous year's sale of the games division.

Net sales and income from discontinued operations of the printing and envelope division are as follows (in thousands):

                                         Years Ended April 30,
                                           2001        2000
---------------------------------------------------------------------
Net sales                                 $    0      $  516
Gain on disposal of printing
   and envelope equipment (net
   of tax)                                     0         345
Loss from discontinued
   operations (net of tax)                     0        (575)


NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at April 30, 2001 (in thousands):

Accounts Receivable-publishing        337,105

Less:
  Allowance for doubtful accounts    ( 50,000)
                                   -----------
      Accounts receivable, net     $  287,105
                                   ===========


NOTE D - CERTIFICATES OF DEPOSITS

As of April 30, 2001, investments in certificates of deposit consisted of the following (in thousands):

       Rate                Maturity                Amount
      ------              ----------            ------------

       7.05%                07/13/01            $    104
       7.09%                09/29/01                  52
       7.30%                10/13/01                  42
       6.30%                10/17/01                 103
       5.50%                11/20/01                 181
       6.20%                11/20/01               6,321
       6.50%                01/04/02                 102
       7.05%                01/04/02                 102
                                                 -----------
                  Total                          $ 7,007
                                                 ===========

Some of the certificates of deposit are in excess of federal insurance limits.


NOTE E - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

At April 30, 2001, the cost and estimated fair value of marketable securities, available-for-sale are as follows (in thousands):

                                Unrealized      Unrealized     Estimated
                       Cost       Gains            Loss        Fair Value
                     ------------------------------------------------------
Equity Securities      $ 49       $ 0              $ 25           $ 24
                     ======================================================


NOTE F - INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the federal statutory rate is as follows:

-----------------------------------------------------------------------------
Years Ended April 30,                                         2001      2000
-----------------------------------------------------------------------------

Federal income tax (benefit) expense at statutory rate         (34)%      34%
Non-deductible items                                             9         1
State income taxes, net of federal benefit                       -         5
Other                                                            1         4
                                                              -----     -----
                                                               (24)%      44%
                                                              =====     =====

The deferred tax assets (liabilities) result from the following temporary differences (in thousands):
--------------------------------------------------------------
April 30,                                           2001
--------------------------------------------------------------
Deferred tax assets:
  Financial statement accruals, net              $   10
  Allowances for accounts receivable                 19
  Unrealized loss on marketable securities
    available-for-sale                               10
                                                 --------
       Total deferred tax assets                     39

Deferred tax liabilities:
    Property and equipment                         (301)
                                                 --------
Net deferred tax liabilities                     $ (262)
                                                 ========

Cash payments for income taxes were $35,000 and $211,450 for the years ended April 30, 2001 and 2000, respectively.


NOTE G - PROFIT-SHARING PLAN

Substantially all of the Company's employees participate in a profit-sharing plan. Contributions are determined by the results of operations and can be charged at the discretion of the Board. There were no contributions in fiscal years ended 2001 and 2000.


NOTE H - STOCK OPTION PLANS

The Company's Omnibus Stock Option Plan (the "Omnibus Plan") provides for the granting of certain types of qualified and nonqualified stock options to directors, executive officers and key employees on a periodic basis at the discretion of the Company's Board of Directors. The Company has reserved 300,000 shares of common stock under the Omnibus Plan.

Options for 10,000 and 200,000 shares of common stock were granted during the years ended April 30, 2001 and 2000, respectively. The options begin to vest at an annual rate of 25% after the completion of one year of service after the date of grant. The weighted average exercise price of the options granted during fiscal 2001 and 2000 was $3.81 and $3.72 respectively. As of April 30, 2001, the options outstanding have a weighted average remaining contractual life of 3.8 years.

The fair value of the options granted in 2000 that began to vest during 2001 were estimated using the Black-Scholes option-pricing model and used the following assumptions for the 2000 grants:


Dividend yield                 0%
Expected volatility           74%
Risk-free interst rate      4.99%
Expected lives (in years)      5

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Such interpretations include Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25" (FIN No. 44) which was issued in April 2000. The Company has adopted the provisions of FIN No. 44, and such adoption did not materially impact the Company's results of operation.

No compensation expense related to the Company's stock option plans was recorded during the two years ended April 30, 2001. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for options vested during the year ended April 30, 2001:

(In thousands, except per share data)
-------------------------------------------------------------
Net loss:
  As reported                           $ (166)
  Pro forma *                             (286)
Basic and diluted net loss per share:
  As reported                           $ (0.10)
  Pro forma *                             (0.18)

* The pro forma amounts are not representative of the effects on reported earnings for future years.

During 1992 the Company's Chairman was granted a ten year option ("the 1992 Plan") to purchase up to 300,000 shares of the Company's common stock at the greater of the book or market value of the stock as of the date of exercise. Such option can only be exercised in the event of the following:

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

No options under the 1992 Plan have been exercised during the years ended April 30, 2001 and 2000. There were 300,000 options outstanding under the 1992 Plan at April 30, 2001. The 1992 option expires on June 19, 2001.


NOTE I - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and warehouse and other facilities. The lease for the office and warehouse facilities currently in use was extended for a term of 10 years commencing July 1997, and ending June 2007. The lease for the food court facilities started in November 2000 and will be leased through 2005. The Company generally must pay for property taxes, insurance and maintenance costs related to the property. The lease for the property previously used by the games division was terminated in December 1999. Total rental expense for 2001 and 2000 was approximately $166,000 and $298,000, respectively.

The future annual minimum rental commitments for the current non-cancelable operating leases as of April 30, 2001 is $131,000 annually through 2007 for the office and warehouse facilities and $60,000 annually through 2005 for the food court facilities.

The office and warehouse facilities and the food court facilities are leased through 2007 and 2005 respectively for approximately $131,000 and $60,000 respectively annually from the Chairman of the Company and a member of his family.

LITIGATION: The Company is involved, from time to time, in legal actions arising in its normal course of operations.


NOTE J - SEGMENT INFORMATION

The Company currently only operates in a single industry segment. Previously reported industry segments have been classified as discontinued operations.


NOTE K - SUBSEQUENT EVENTS

On June 15, 2001, the Company purchased a Baltimore County, Maryland restaurant and catering facility which included the restaurant, an adjoining 6,000 square-foot house, and 14.74 acres zoned for residential development. The Company paid $1.91 million dollars for the property with plans to develop the facilities into a family dining facility that may include a petting zoo, horseback riding and activities and entertainment for young people. The Company believes the settlement of this property will occur in the next 30 days.


Independent Auditors' Report


To the Stockholders and Board of Directors, Monarch Services, Inc. Baltimore, Maryland

We have audited the accompanying consolidated statement of financial condition of Monarch Services, Inc. and Subsidiaries as of April 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2001. These financial statements are the responsibility of
the  Company's management.   Our responsibility  is to express an opinion on
these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monarch Services, Inc. and Subsidiaries as of April 30, 2001, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States.



/s/  Stegman & Company
------------------------
Stegman & Company
Baltimore, Maryland
June 15, 2001


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE


                                PART III

     Information required in Part III, Items 9-12 is incorporated by reference to the Company's proxy statement to be filed in connection with the 2001 Annual Meeting of Stockholders.


Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by Item 9 is incorporated by reference from the information set forth under the heading "Election of Directors--Directors and Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

Item 10.  EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated by reference from the information set forth under the heading "Election of Directors--Executive Compensation" in the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by Item 11 is incorporated by reference from the information set forth under the heading "Ownership of Voting Securities--Principal Stockholders" in the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 12 is incorporated by reference from the information set forth under the heading "Election of Directors--Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2001 annual meeting of stockholders.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) Listing of Exhibits:
            3.(a) The Company's Articles of Incorporation dated
                  September 22, 2000 (incorporated by reference to Exhibit 3A.1 to the Company's Form 8-K filed December 29, 2000).

              (b) The Company's Articles Supplementary dated
                  December 21, 2000 (incorporated by reference to Exhibit 3A.2 to the Company's Form 8-K filed December 29, 2000).

              (c) The Company's By-Laws dated July 25, 2001
                  (filed herewith).

          10. (a) Lease Agreement dated July 2, 1973 between the Company as Lessee and A. Eric Dott and Esther J. Dott as lessors (incorporated by reference to Exhibit 10(a) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995).

              (b) Lease renewal and Amendment of Lease Agreement
                  dated July 1, 1983 between the Comapany and A. Eric Dott and Esther J. Dott, renewing and amending terms of the Lease Agreement in
                  Exhibit 10(a) (incorporated by reference to Exhibit 10(b) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995).

              (c) Lease renewal and Amendment of Lease Agreement
                  dated July 1, 1997 between the Company and A. Eric Dott and Esther J. Dott, renewing and amending terms of the Lease Agreement in Exhibit 10(a) (incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB for the quarter ended October 31, 1998).

              (d) Monarch Services, Inc. Omnibus Stock Plan incorporated by reference to Ex. 4 to the Company's Form S-8
                  (file no. 333-31536) as filed with the Securities and Exchange Commission on March 2, 2000.

              (e) Lease agreement dated November 1, 2001 between the
                  Company as Lessee and A. Eric Dott and Esther J. Dott as Lessors (filed herewith).

           21.    Subsidiaries of the Registrant (filed herewith).

           23.1   Consent of Stegman & Company



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

DATE: July 30, 2001
      -------------






In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date   July 30, 2001                     /s/     Jackson Y. Dott
     ----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                        (Principal Executive Officer),
                                           Treasurer and Director


Date   July 30, 2001                     /s/    David F. Gonano
     ----------------                    -------------------------------
                                         David F. Gonano, Director



Date   July 30, 2001                     /s/   Helen Delich Bentley
     ----------------                    -------------------------------
                                         Helen Delich Bentley, Director



Date   July 30, 2001                     /s/   Kenneth C. Holt
     ----------------                    -------------------------------
                                         Kenneth C. Holt, Director



Date   July 30, 2001                     /s/    A. Eric Dott
     ----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date   July 30, 2001                     /s/   Marshall Chadwell
     ----------------                    -------------------------------
                                         Marshall Chadwell, Controller
                                        (Principal Financial Officer),
                                         Principal Accounting Officer





                               EXHIBIT INDEX

Exhibit Number
--------------

      3        -        Bylaws dated July 25, 2001

     10.(e)    -        Lease agreement dated November 1, 2000 between
                        the Company as Lessee and A. Eric Dott and
                        Esther J. Dott as lessors

     21.       -        Subsidiaries of the Registrant

     23.1      -        Letter of Consent from Stegman & Company