Form 10QSB/A
period 2001-04-30
MONARCH SERVICES INC
filed 2001-08-24
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                            ---------------
                              FORM 10-KSB
                            AMENDMENT NO. 1

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended April 30, 2001

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               -------   -------

                          Commission file number 0-8512

                              MONARCH SERVICES, INC.
               -------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Maryland                                       52-1073628
-------------------------------                        ------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

          4517 Harford Road, Baltimore, Maryland             21214
     -----------------------------------------------------------------
         (Address of Principal Executive Offices)          (Zip Code)

Issuer's telephone number, including area code:  (410) 254-9200
Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                Common Stock, par value $0.001 per share
               ------------------------------------------
                            (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment
to this Form 10-KSB. [   ]

The issuer's revenues for April 30, 2001 are $4,200,000.

As of July 19, 2001, the aggregate market value of the Issuer's common stock held by non-affiliates was $4,454,505.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 19, 2001, the number of shares outstanding of the Issuer's common stock was 1,619,820.

Transitional Small Business Disclosure Format (check one).  Yes [   ]  No [ X ]


                              TABLE OF CONTENTS

ITEM 9.. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

ITEM 10.  Executive Compensation

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

ITEM 12.  Certain Relationships and Related Transactions




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The address of each of the Directors and officers of the Company is c/o Monarch Services, Inc., 4517 Harford Road, Baltimore, MD 21214.

                                       Principal Occupation(s) and
                            Director    Business Experience During
     Name and Age            Since            Past 5 Years
---------------------------------------------------------------------

Class I Directors to serve until 2001 Annual Meeting

David F. Gonano, Age 54       1996    Certified Public Accountant,
                                      Managing Director of American
                                      Express Tax & Business
                                      Services, Personal Financial
                                      Specialist.

Class II Directors to serve until 2002 Annual Meeting

Jackson Y. Dott, Age 43       1987    President, Treasurer and Chief
                                      Executive Officer of the
                                      Company since 1990.  Mr. Dott
                                      is the son of A. Eric Dott,
                                      Chairman of the Company.

Helen Delich Bentley, Age 77  1995    President of Helen Bentley and
                                      Associates, Inc. since 1995;
                                      Consultant for the Port of
                                      Baltimore since 1995; Member
                                      of the U.S. House of Represent-
                                      tives from 1985-1995.

Class III Directors to serve until 2003 Annual Meeting

A. Eric Dott, Age 74          1970    Chairman of the Board of the
                                      Company since 1990.  Mr. Dott
                                      is the father of Jackson Y.
                                      Dott, President of the Company.

Kenneth C. Holt, Age 50       2000    Senior Vice President of Morgan
                                      Stanley Dean Witter, Financial
                                      Advisor.

Officers that are not Directors

Steven M. Szekely, Age 77      N/A    Executive Vice President of
                                      the Company since 1979 and
                                      Secretary of the Company since
                                      1990.

Marshall Chadwell, Age 61      N/A    Chief Financial Officer of the
                                      Company since 1996; Controller
                                      of Company since 1995.

Section 16(A) Beneficial Ownership Reporting Compliances

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all required reports under
Section 16(a) of the Securities Exchange Act of 1934, were filed in fiscal year 2001.




ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation paid or allocated to the chief executive officer whose salary exceeded $100,000 for services rendered to the Company in all capacities during the fiscal years ended April 30, 1999, 2000 and 2001. Compensation paid to each other executive officer of the Company did not exceed $100,000 in any such year.

                                  Annual               Long-Term
                               Compensation           Compensation
                                                         Awards
                                                       Securities
Name and Principal Position   Year    Salary   Bonus   Underlying
                                       ($)      ($)      Options
------------------------------------------------------------------------
Jackson Y. Dott                2001   124,800      -     40,000(1)
Chief Executive Officer        2000    77,300      -     40,000(1)
                               1999    59,800   25,000      -


----------------------------
(1) This option will expire on March 3, 2005.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

-----------------------------------------------------------------------
                                        Number of
                                       Securities         Value of
                                       Underlying        Unexercised
                Shares                 Unexercised       In-The-Money
             Acquired on    Value        Options           Options
               Exercise    Realized     at FY-End         at FY-End
Name             (#)         ($)          (#)                ($)

-----------------------------------------------------------------------
Jackson Y. Dott  -0-         -0- Exercisable 10,000   Exercisable -0-
                                 Unexercisable 30,000 Unexercisable -0-

* Based on closing price of Common Stock on the Nasdaq SmallCap stock Market on July 30, 2001 of $2.95.

Director Compensation

     The Company's Directors have not received any cash compensation for their services as Directors for the past year. Kenneth Holt was granted 10,000 options to purchase common stock of the Company at a price of 3.81 per share during the past year. Twenty-five percent of these options will vest on each of the following four anniversaries of the grant date, July 25, 2000. These options expire on July 25, 2005.





ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of August 24, 2001 by (i) each person that is known by the Company to beneficially own or exercise voting or dispositive control over 5% or more of the outstanding shares of Common Stock; (ii) each Director; and (iii) all Directors as a group. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and disposition power with respect to the shares beneficially owned by such persons. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the address of each stockholder set forth below is c/o Monarch Services, Inc., 4517 Harford Road, Baltimore, MD 21224.

Name and Address of        Amount and Nature of       Percent of
Beneficial Owner           Beneficial Ownership        Class

Jackson Y. Dott                  437,529(1)             26.9%

A. Eric Dott                     216,290(2)             13.2%

Helen Delich Bentley              13,080(3)                *

David F. Gonano                   10,000(4)                *

Kenneth C. Holt                    2,500(5)                *

Anthony J. Sutton(6)             154,400                 9.5%
1135 West Fourth Street
Winston-Salem, NC 27101

Michael R. Drayne (7)             82,500                 5.1%
814 Woodside Parkway
Silver Spring, MD 20910

All Directors and Executive      679,399                40.9%
Officers (5 persons)

------------------------------------------

*        Represents less than 1% of the outstanding shares of Common
Stock.

(1) Includes 3,000 shares of Common Stock held by Mr. J. Dott's daughter over which Mr. Dott shares the power to vote and dispose and 10,000 shares subject to options that are currently exercisable.

(2) Includes 4,000 shares held by Mr. A Dott's grandchildren over which Mr. Dott exercises the power to vote and dispose and 10,000 shares subject to options that are currently exercisable.

(3) Includes 10,000 shares subject to options that are currently exercisable.

(4) Includes 10,000 shares subject to options that are currently exercisable.

(5) Includes 2,500 shares subject to options that are currently exercisable.

(6) Based solely upon the Schedule 13D filed with the Securities and Exchange Commission.

(7) Based solely upon the Schedule 13D filed with the Securities and Exchange Commission, consists of shares held by Swampoodle Holdings, LP. Swampoodle Holdings, Inc. ("Holdings") is the general partner of Swampoodle Holdings, LP. The directors and executive officers of Holdings are Michael R. Drayne (director, president and treasurer) and Maria Drayne (director, vice president and secretary).





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. A. Eric Dott, Chairman of the Board and 12.5% stockholder is the joint owner with his wife of certain real property located in Baltimore, Maryland comprising approximately 47,000 square feet. One location in Baltimore, Maryland comprises approximately 32,000 square feet and is utilized as offices and plant by the Company under a lease expiring in June 2007. The second location located in Baltimore, Maryland comprises approximately 15,000 square feet and will be utilized as a food court by the Company under a lease expiring in November 2005. The leases call for an annual net rental of $136,368 and $60,000 respectively and are adjusted annually based upon any increase in the Consumer Price Index (the "Index") which is calculated by comparing the Index from the first full calendar month of the preceding lease year with the Index in effect as of the last full calendar month of the preceding lease year. The management of the Company believes that the terms of its leases with the Dotts are comparable to those which would be obtainable in leases withnon-affiliated parties.








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

DATE: August 24, 2001
      ----------------

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date August 24, 2001                     /s/     Jackson Y. Dott
     ----------------                    ------------------------------
                                         Jackson Y. Dott, President
                                         (Principal Executive Officer),
                                            Treasurer and Director


Date August 24, 2001                     /s/   David F. Gonano
     ----------------                    ------------------------------
                                         David F. Gonano, Director


Date August 24, 2001                     /s/   Helen Delich Bentley
     ----------------                    ------------------------------
                                         Helen Delich Bentley, Director


Date August 24, 2001                     /s/   Kenneth C. Holt
     ----------------                    ------------------------------
                                         Kenneth C. Holt, Director


Date August 24, 2001                     /s/    A. Eric Dott
     ----------------                    ------------------------------
                                         A. Eric Dott, Chairman and
                                            Director


Date August 24, 2001                     /s/    Marshall Chadwell
     ----------------                    ------------------------------
                                         Marshall Chadwell, Controller
                                         (Principal Financial and
                                          Accounting Officer)