Form 10QSB
period 2001-07-31
MONARCH SERVICES INC
filed 2001-09-14
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED    JULY 31, 2001     COMMISSION FILE NO. 0-8512
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

As of July 31, 2001, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]















PART I.      FINANCIAL INFORMATION

ITEM I.      FINANCIAL STATEMENTS

              MONARCH SERVICES, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                  July 31, 2001
                                                  -------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $  478
   Certificates of deposit                            5,298
   Accounts receivable, net                              96
   Marketable securities available
       for sale                                          24
                                                      -----
                                                      5,896
  Prepaid expenses                                      232
  Income taxes receivable                               160
                                                      -----
           TOTAL CURRENT ASSETS                       6,288

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         592
   Buildings and leasehold improvements                 324
   Accumulated depreciation                            (534)
                                                      -----
                                                        382
   Construction in progress                              65
   Investment in Girls' Life Plantation               1,901
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT               2,348
                                                      -----
INTANGIBLE ASSETS, NET                                   23
                                                      -----
                                                     $8,659
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   67
   Accrued expenses                                      67
   Deferred subscription revenues                     1,556
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,690
                                                     ------
DEFERRED INCOME TAXES                                   262
                                                     ------
STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,820                        2
   Capital surplus                                    3,781
   Retained earnings                                  2,938
   Accumulated other comprehensive income (loss)        (14)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               6,707
                                                      -----
                                                     $8,659
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                              Three Months Ended
                                                    July 31,
                                              ------------------

                                               2001         2000
                                               ----         ----

                            (000's omitted, except per share data)

Net Sales - publishing                       $  740       $  741
Cost of goods sold - publishing                 514          603
                                           -----------------------
Gross profit                                    226          138
                                           -----------------------
Selling, general and
   administrative expenses                      520          277
                                           -----------------------
Loss before other income and income taxes      (294)        (139)

Other income:
   Investment and interest income               115          116
   Other                                          1            0
                                           -----------------------
                                                116          116
                                           -----------------------
Loss before income taxes                       (178)         (23)

Income tax benefit                              (48)          (8)
                                           -----------------------
Net loss                                       (130)         (15)

                                           =======================

Net loss per common share
     - basic and diluted                   $  (.08)     $   (.03)
                                          ------------------------
Weighted average number of
     shares outstanding - basic            1,619,820   1,619,820
                                          ------------------------
Weighted average number of
     shares outstanding - diluted          1,619,820   1,619,820
                                          ========================

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              Three Months Ended
                                                  July 31,
                                              -----------------
                                               2001       2000
                                               ----       ----
                            (000's Omitted, except per share data)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                    $ (130)   $   (15)
  Adjustments to reconcile net loss           ------     ------
     to net cash used by operating
     activities:
     Depreciation and amortization               28         18
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, other assets,
       accounts payable, accrued
       expenses, and deferred
       subscription revenue                     (192)      (122)
                                               ------    ------
Total cash used by operating activities         (294)      (119)
                                               ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements       (2,059)      (73)
  Maturity/redemption of certificates
     of deposit                                1,709         0
                                               ------    ------
    Total cash used by investing activities     (350)      (73)
                                               ------    ------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                 (644)     (192)
CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                          1,122     8,422
                                               ------    ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $   478   $ 8,230
                                              =======   =======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. and its wholly-owned active subsidiaries, Girls' Life, Inc., Girls Life.com, Creampuffs, Inc.
and Broken Windows, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2001.

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

Geographic Distribution         Number of Magazines Distributed
-----------------------         -------------------------------

         United States                          256,000

         International                            4,000


NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at July 31, 2001:

Accounts Receivable-publishing     $  145,662

Less:
  Allowance for doubtful accounts     (50,000)
                                   -----------
                                   $   95,662
                                   ===========




ITEM II             MONARCH SERVICES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2002 are to the fiscal year ending April 30, 2002, and references to fiscal 2001 are to the fiscal year ended April 30, 2001.


CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward -looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001 and incorporated herein by reference highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. Included in these risks is the Company's new business lines, history of losses, its fluctuations in operating results, competition and other risks set forth herein and in the Company's annual report on Form 10KSB for the year ended April 30, 2001. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.


RESULTS OF OPERATIONS

Monarch Services, Inc. consists of one operating subsidiary, Girls' Life, Inc., that publishes a magazine.

RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 2002 AND 2001

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

Sales remained relatively consistent in the first quarter of fiscal 2002 compared to the first quarter of the previous year. Sales are generated through subscription sales, newsstand sales and advertising sales.

Cost of goods sold, as a percent of sales was 70% in the first quarter of fiscal 2002 compared to 81% in the first quarter of fiscal 2001. The overall decrease in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 was primarily attributable to a reduction in salary expense. In an attempt to reduce the overall costs associated with the "Girls' Life Living" facility, certain employees within the organization have been reassigned to assist with the project. The salary costs of employees who have devoted a significant portion of their time to the oversight, design and improvement of the "Girls' Life Living" facility have been capitalized. During the first fiscal quarter of 2002, $28,000 in salary costs have been capitalized as part of the facilities cost.

During fiscal 2001, management began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 21 and 34. Management has decided to proceed with the magazine and the first issue is expected to be ready during the middle of fiscal 2002. The timing of the inaugural issue is dependent on many factors, many of which are not in management's control. "Adam" magazine had no sales during the first quarter of fiscal 2002 while approximately $66,000 of start-up costs have been incurred. Approximately $126,000 start-up costs have been incurred for "Adam" to date. Girls' Life Living had no sales during the first quarter of fiscal 2002 while approximately $55,000 of start-up costs has been incurred. Approximately $63,000 start-up costs have been incurred and expensed for Girls' Life
Living to date.

During the first fiscal quarter of 2002, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.91 million in cash referred to as "Girls' Life Plantation". The acquisition included a 350-seat fine dining restaurant and bar with a liquor license. a 6,000 square foot house and 14.74 acres with a horse stable zoned for residential development. Management is considering various uses for the property such as a family dining restaurant, petting zoo, and entertainment for young people. Development will likely involve the "Girls' Life" brand name, however no decisions on these or other options have been made. During the first fiscal quarter of 2002, $1,000 in costs associated with this property have been expensed and there were no costs, in addition to the acquisition price, that were capitalized.

Selling, general and administrative expenses as a percentage of sales were 70% for the first quarter of fiscal 2002 and 37% for the first quarter of fiscal 2001. The increase in fiscal 2002 was due to increased promotional and other costs associated with "Adam" magazine and other overhead costs. Other overhead costs included increased rent of $30,000, increased insurance of $26,000, increased travel and entertainment of $10,000 and increased salaries and fringe benefits of $171,000 due to additional employees and salary increases for Adam and Girls' Life Living and general and administrative employees.

Other income remained the same during the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. Other income was approximately $116,000 for three months of fiscal 2002 and 2001, respectively.

A current income tax benefit has been recognized to the extent the Company has available income tax carryback claims. As of July 31, 2001, these carryback claims have been exhausted. Future income tax benefits, if any, may be dependent upon the Company's ability to generate taxable income.

Prepaid expenses increased by $134,000 during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The overall increase was primarily due to increased general insurance in the amount of $38,000 and advertising and promotional in the amount of $69,000. These prepaid items are expected to be expensed during the second quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001, the Company has cash and cash equivalents of approximately $478,000 a decrease of $644,000 from the amount at April 30, 2001. The decrease resulted primarily from cash used in operations of $294,000 and the purchase of equipment, intangible assets and improvements. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 2001, the Company has no debt with third party lenders.


                      PART II. OTHER INFORMATION


ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  REPORTS FOR FORM 8-K

(a)          Reports on Form 8-K

             No reports have been filed on Form 8-K during this quarter.





In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date   September 14, 2001          /s/    A. Eric Dott
       ------------------          -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board



Date   September 14, 2001          /s/    A. Eric Dott
       ------------------          -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board
                                   (Principal Executive Officer)



Date   September 14, 2001          /s/    Marshall Chadwell
       ------------------          -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)