Form 10QSB
period 2001-10-31
MONARCH SERVICES INC
filed 2001-12-17
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  October 31, 2001     COMMISSION FILE NO. 0-8512
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

                              YES [ X ]      NO [   ]

As of October 31, 2001, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]









PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                    MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                October 31, 2001
                                               ------------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $  237
   Certificates of deposit                            5,475
   Accounts receivable, net                             357
   Marketable securities available
       for sale                                          33
                                                      -----
                                                      6,102
  Prepaid expenses                                      104
  Income taxes receivable                                95
                                                      -----
           TOTAL CURRENT ASSETS                       6,301

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         568
   Buildings and leasehold improvements                 356
   Accumulated depreciation                            (556)
                                                      -----
                                                        368
   Construction in progress                             118
   Investment in Girls' Life Plantation               1,992
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT               2,478
                                                      -----
INTANGIBLE ASSETS, NET                                   27
                                                      -----
                                                     $8,806
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $  247
   Accrued expenses                                      87
   Deferred subscription revenues                     1,457
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,791
                                                     ------
DEFERRED INCOME TAXES                                   241
                                                     ------

STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,820                        2
   Capital surplus                                    3,781
   Retained earnings                                  3,000
   Accumulated other comprehensive income (loss)         (9)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               6,774
                                                      -----
                                                     $8,806
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three Months Ended  Six Months Ended
                                          October 31,       October 31,
                                      ------------------  ----------------

                                          2001     2000     2001     2000
                                          ----     ----     ----     ----

                                     (000's omitted, except per share data)

Net Sales - publishing                  $ 1,439  $ 1,543  $ 2,179  $ 2,284
Cost of goods sold - publishing           1,054    1,259    1,821    1,867
                                        ------------------------------------
Gross profit                                385      284      358      417
                                        ------------------------------------
Selling, general and
   administrative expenses                  361      305      628      577
                                        ------------------------------------
Income (loss) before other income
      and income taxes                       24      (21)    (270)    (160)

Other income:
    Investment and interest income           77      135      192      251
    Other                                     1       24        2       24
                                        ------------------------------------
                                             78      159      194      275
                                        ------------------------------------
Income (loss) before income taxes           102      138      (76)     115

Income expense (benefit) 0                   40       53       (8)      45
                                        ------------------------------------
Net income (loss)                           (62)      85      (68)      70
                                        ====================================

Net earnings (loss) per common
     share-basic and diluted          $    (.04)     .05     (.04)     .04
                                      ---------------------------------------
Weighted average number of
     shares outstanding - basic       1,619,820 1,619,820 1,619,820 1,619,820
                                      ---------------------------------------
Weighted average number of shares
     outstanding - diluted            1,619,820 1,619,820 1,619,820 1,619,820
                                      ---------------------------------------

See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               2001         2000
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                   $  (68)  $     70
  Adjustments to reconcile net (loss)          ------    ------
     income to net cash used by
     operating activities:
     Depreciation and amortization                50         35
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, other assets,
       accounts payable, accrued
       expenses, and deferred
       subscription revenue                     (182)      (113)
                                               ------    ------
Total cash used by operating activities         (200)      (  8)
                                               ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements       (2,217)       (73)
  Maturity/redemption of certificates
     of deposit                                1,532          0
                                               ------     ------
    Total cash used by investing activities     (685)       (73)
                                               ------     ------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                 (885)       (81)
CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                          1,122      8,422
                                               ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $   237    $ 8,341
                                              =======    =======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. and its wholly-owned active subsidiaries, Girls' Life, Inc., Girls Life.com, Creampuffs, Inc. and Broken Windows, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiary have been eliminated in consolidation. Operating results for the three months and six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2002. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2001.

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

Geographic Distribution         Number of Magazines Distributed
-----------------------         -------------------------------

         United States                          256,000

         International                            4,000




NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at October 31, 2001.


Accounts Receivable-Publishing         $ 407,321

Less:
  Allowance for doubtful accounts        (50,000)
                                       ----------
                                       $ 357,321
                                       ==========



ITEM II             MONARCH SERVICES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2002 are to the fiscal year ending April 30, 2002, and references to fiscal 2001 are to the fiscal year ended April 30, 2001.


CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward -looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001 and incorporated herein by reference highlights some of the more important risks identified by management, but should not be assumed to be the only factors that could affect future performance. Included in these risks is the Company's new business lines, history of losses, its fluctuations in operating results, competition and other risks set forth herein and in the Company's annual report on Form 10KSB for the year ended April 30, 2001 and in other reports filed by the Company. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.


RESULTS OF OPERATIONS

Monarch Services, Inc. has one operating subsidiary, Girls' Life, Inc., that publishes a magazine.


RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 2002 AND 2001

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

Sales of Girls' Life decreased $104,000 or 6.7% in the second quarter of fiscal 2002 from the second quarter of fiscal 2001. The net decrease in sales relates primarily to a decrease in subscription and newsstand revenue as partially offset by an increase in other income, including Advertising revenue.

Cost of goods sold, as a percent of sales was 73% in the second quarter of fiscal 2002 compared to 81% in the second quarter of fiscal 2001. The overall decrease in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 was primarily attributable to a reduction in salary expense, manuscript expense and shipping expense. In an attempt to reduce the overall costs associated with the "Girls' Life Living" facility, certain employees within the organization have been reassigned to assist with the project. The salary costs of employees who have devoted a significant portion of their time to the oversight, design and improvement of the "Girls' Life Living" facility have been capitalized. During the second fiscal quarter of 2002, a total of $53,000 in salary, materials and outside vendor costs have been capitalized as part of the facilities cost.

During fiscal 2001, management began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 21 and 34. Management has decided to proceed with the magazine. The timing of the inaugural issue is dependent on many factors, many of which are not in management's control but the first issue of "Adam" magazine is expected to be on the newsstands in January 2002. "Adam" magazine had no sales during the second quarter of fiscal 2002 while approximately $30,000 of start-up costs have been incurred. Approximately $156,000 start-up costs have been incurred for "Adam" to date. Girls' Life Living had no sales during the second quarter of fiscal 2002 while approximately $26,000 of start-up costs has been incurred. Approximately $89,000 start-up costs have been incurred and expensed for Girls' Life Living to date. Girls' Live Living is expected to be operational during the third quarter of fiscal 2002.

During the first fiscal quarter of 2002, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.99 million in cash. The acquisition included a 350-seat fine dining restaurant and bar with a liquor license. a 6,000 square foot house and
14.74 acres with a horse stable zoned for residential development. Management is considering various uses for the property including formal and family dining and entertainment. Development will likely involve the "Girls' Life" brand name, however no decisions on these or other options have been made. During the second fiscal quarter of 2002, approxmiately $7,000 in costs associated with this property have been expensed and there were no costs, in addition to the acquisition price, that were capitalized. Approximately $8,000 start-up costs have been incurred and expensed to date. The restaurant is currently in the design and renovation stage.

During the second quarter of fiscal 2002, the Company purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. The new business will be trading as "Adam Leaf and Bean" under the corporation Broken Windows, Inc. Adam Leaf and Bean did not engage in any operations for the second quarter of fiscal 2002 but is expected to start doing business in the third quarter of fiscal 2002. Approximately $3,000 start-up costs have been incurred and expensed during the second quarter of fiscal 2002.

Selling, general and administrative expenses as a percentage of sales were 25% for the second quarter of fiscal 2002 and 20% for the second quarter of fiscal 2001. The increase in fiscal 2002 was due to increased promotional and other costs associated with "Adam" magazine, the Girls Life Living food court, Adam Leaf and Bean and other overhead costs. Overhead costs included increased promotional and advertising expense of $102,000, increased rent of $18,000 as a result of additional space for Girls' Life Living, increased insurance of $17,000, increased travel and entertainment of $5,000 and increased salaries and fringe benefits due to additional employees and salary increases for Adam and Girls' Life Living and general and administrative employees.

Other income decreased $81,000 in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The decrease was primarily due to the decrease in interest income in the amount of $58,000 partially due to a lower interest rate environment and a decrease in miscellaneous income of $23,000.


RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 2002 AND 2001


Sales of Girls' Life decreased $105,000 or 4.6% during the six months of fiscal 2002 from the six months of fiscal 2001. The net decrease in sales relates primarily to a decrease in subscription, advertising and newsstand sales.

Cost of goods sold as a percent of sales was 84% during the six months of fiscal 2002 and remained relatively consistant with the first six months of fiscal 2001. In an attempt to reduce the overall costs associated with the "Girls' Life Living" facility, certain employees within the organization have been reassigned to assist with the project. The salary cost of employees who have devoted a significant portion of their time to the oversight, design and improvement of the "Girls' Life Living" facility have been capitalized. During the six months of fiscal 2002, a total of $118,000 in salary, materials and outside vendor costs have been capitalized as part of the facilities cost.

During the six months of fiscal 2002, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.99 million in cash. The acquisition included a 350-seat fine dining restaurant and bar with a liquor license. a 6,000 square foot house and
14.74 acres with a horse stable zoned for residential development. Management is considering various uses for the property including formal and family dining and entertainment. Development will likely involve the "Girls' Life" brand name, however no decisions on these or other options have been made. During the second fiscal quarter of 2002, approxmiately $9,000 in costs associated with this property have been expensed to date and there were no costs, in addition to the acquisition price, that were capitalized.

During the second quarter of fiscal 2002, the Company purchased a tobacco and coffee shop located in Baltimore County which will be trading as "Adam Leaf and Bean" under Broken Windows, Inc. Maryland. Adam Leaf and Bean did not engage in any operations for the first six months of fiscal 2002 but is expected to begin doing business in the third quarter of fiscal 2002. Approximately $3,000 start-up costs have been incurred and expensed for Adam Leaf and Bean to date.

Selling, general and administrative expenses as a percentage of sales were 33% for the six months of fiscal 2002 and 25% for the six months of fiscal 2001. The increase in fiscal 2002 was due to increased promotional and other costs associated with "Adam" magazine, the "Girls Life Living" food court and other overhead costs. Overhead costs included increased rent of $34,000 resulting from the additional space associated with "Girls' Life Living, increased insurance of $17,000, increased depreciation expense of $17,000, increased professional fees of $16,000, increased travel and entertainment of $18,000 and increased salaries and fringe benefits due to additional employees and salary increases for Adam and Girls' Life Living and general and administrative employees.

Other income decreased $81,000 during the six months of fiscal 2002 compared to the six months of fiscal 2001. The decrease was due primarily to the decrease in interest income of $58,000 and a decrease in miscellaneous income of $23,000.

A current income tax benefit has been recognized to the extent the Company has available income tax carryback claims. As of July 31, 2001, these carryback claims have been exhausted. Future income tax benefits, if any, may be dependent upon the Company's ability to generate taxable income.


LIQUIDITY AND CAPITAL RESOURCES


At October 31, 2001, the Company has cash and cash equivalents of approximately $237,000 a decrease of $885,000 from the amount at April 30, 2001. The decrease resulted primarily from cash used in operations of $200,000 and the purchase of equipment, intangible assets and improvements. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

The Company has $5,475 in certificates of deposit with maturities ranging from one to three months.

At October 31, 2001, the Company has no debt with third party lenders.




                      PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.


The 2001 Annual Meeting of Stockholders was held at 10:00 a.m. on October 29, 2001, at the Center Club, Legg Mason Building, 100 Light Street, Baltimore, Maryland.

Results of the proposal for the election of David F. Gonano as a Class I Director of the Company to serve until the 2004 annual meeting of stock-holders and until his successors are elected and qualified.


                         Votes In Favor          Votes Withheld

     In person                  3,425                 63,235
     By proxy               1,096,690                283,088
                           ----------               --------
     Total                  1,100,115                346,323


Results of the proposal to ratify Stegman & Company, as independent auditors of the Company for the fiscal year ending April 30, 2002.


                       Votes For     Votes Against     Votes Abstaining

     In person             3,425          63,235              0
     By proxy          1,104,305         272,773            2,700
                      ----------        --------           ------
     Total             1,107,730         336,008            2,700


Results of the Stockholder Proposal for Board of Directors to explain and seek shareholder approval for the Company's business plan.


                       Votes For     Votes Against     Votes abstaining

     In person            66,660           0                  0
     By proxy            327,493        737,723             5,505
                        --------       --------            ------
     Total               394,153        737,723             5,505



ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  REPORTS FOR FORM 8-K

(a)          Reports on Form 8-K

             No reports have been filed on Form 8-K during this quarter.



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date   December 17, 2001           /s/    A. Eric Dott
       -----------------           -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board




Date   December 17, 2001           /s/    A. Eric Dott
       -----------------           -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board
                                   (Principal Executive Officer)




Date   December 17, 2001           /s/    Marshall Chadwell
       -----------------           -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)































































6