Form 10QSB/A
period 2001-10-31
MONARCH SERVICES INC
filed 2001-12-17
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                             Amendment 1 to

                              Form 10-QSB

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
                                                      -----
                                                     $8,806
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three Months Ended  Six Months Ended
                                          October 31,       October 31,
                                      ------------------  ----------------

                                          2001     2000     2001     2000
                                          ----     ----     ----     ----

                                     (000's omitted, except per share data)

Net Sales - publishing                  $ 1,439  $ 1,543  $ 2,179  $ 2,284
Cost of goods sold - publishing           1,054    1,259    1,821    1,867
                                        ------------------------------------
Gross profit                                385      284      358      417
                                        ------------------------------------
Selling, general and
   administrative expenses                  361      305      628      577
                                        ------------------------------------
Income (loss) before other income
      and income taxes                       24      (21)    (270)    (160)

Other income:
    Investment and interest income           77      135      192      251
    Other                                     1       24        2       24
                                        ------------------------------------
                                             78      159      194      275
                                        ------------------------------------
Income (loss) before income taxes           102      138      (76)     115

Income expense (benefit) 0                   40       53       (8)      45
                                        ------------------------------------
Net income (loss)                            62       85      (68)      70
                                        ====================================

Net earnings (loss) per common
     share-basic and diluted          $     .04      .05     (.04)     .04
                                      ---------------------------------------
Weighted average number of
     shares outstanding - basic       1,619,820 1,619,820 1,619,820 1,619,820
                                      ---------------------------------------
Weighted average number of shares
     outstanding - diluted            1,619,820 1,619,820 1,619,820 1,619,820
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































































7