Form 10QSB
period 2002-01-31
MONARCH SERVICES INC
filed 2002-03-18
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED  January 31, 2002     COMMISSION FILE NO. 0-8512
                  ------------------                      --------

                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Maryland                         52-1073628
---------------------------------  ------------------------------
(State or other jurisdiction of  (IRS Employer Identification No.)
        incorporation)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code       410-254-9200
                                                     ------------
                              Not applicable
-----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES [ X ]      NO [   ]

As of January 31, 2002, the number of shares outstanding of the issuer's common stock was 1,619,820 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

MONARCH SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                January 31, 2002
                                                ----------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $  209
   Certificates of deposit                            4,733
   Accounts receivable, net                             193
   Marketable securities available
       for sale                                          33
                                                      -----
                                                      5,168
   Inventory                                            204
   Prepaid publishing expenses                          177
   Prepaid expenses                                      52
   Income taxes receivable                               85
                                                      -----
           TOTAL CURRENT ASSETS                       5,686

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         603
   Buildings and leasehold improvements                 611
   Accumulated depreciation                            (579)
                                                      -----
                                                        635
   Investment in Girls' Life Plantation               1,992
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT               2,627
                                                      -----
INTANGIBLE ASSETS, NET                                   29
                                                      -----
           TOTAL ASSETS                              $8,342
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $   83
   Accrued expenses                                     124
   Deferred subscription revenues                     1,564
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,771
                                                     ------
DEFERRED INCOME TAXES                                    77
                                                     ------

STOCKHOLDERS' EQUITY
   Common Stock - par value $.25 per share:
      Authorized - 10,000,000 shares;
      shares outstanding                                  2
   Capital surplus                                    3,781
   Retained earnings                                  2,720
   Accumulated other comprehensive income (loss)         (9)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               6,494
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $8,342
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                     Three Months Ended     Nine Months Ended
                                        January 31,            January 31,
                                     ------------------     -----------------

                                      2002         2001     2002         2001
                                      ----         ----     ----         ----

                                       (000's omitted, except per share data)

Net Sales - publishing              $  659    $   814      $ 2,838    $ 3,098
Net Sales - retail                      47          0           47          0
                                    -------------------    --------------------
                                       706        814        2,885      3,098

Cost of goods sold - publishing        692        630        2,156      2,438
Cost of goods sold - retail            117          0          181          0
                                    -------------------    --------------------
                                       809        630        2,337      2,438
                                    -------------------    --------------------
Gross profit                          (103)       184          548        660
                                    -------------------    --------------------
Selling, general and
   administrative expenses             429        559        1,351      1,195
                                    -------------------    --------------------
Income (loss) before other
     income and income taxes          (532)      (375)        (803)      (535)

Other income:
   Investment and interest income       80        133          273        384
   Other                                 1          0            3         24
                                    -------------------    --------------------
                                        81        133          276        408
                                    -------------------    --------------------
Income (loss) before income taxes     (451)      (242)        (527)      (127)

Income tax expense (benefit)          (171)       (94)        (179)       (50)
                                    -------------------    --------------------
Net income (loss)                     (280)      (148)        (348)       (77)
                                    ===================    ====================

Net earnings (loss) per common
     share - basic and diluted      $ (.17)   $  (.09)       $(.21)    $ (.05)
                                    -------------------    --------------------
Weighted average number of
     shares outstanding - basic     1,619,820  1,619,820   1,619,820  1,619,820
                                    --------- ----------   --------------------
Weighted average number of
     shares outstanding - diluted   1,619,820  1,619,820   1,619,820  1,619,820
                                    ---------- ----------  --------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   Nine Months Ended
                                                      January 31,
                                                   -----------------
                                                    2002       2001
                                                    ----       ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $   (348)     $   (77)
  Adjustments to reconcile net income              ------       ------
  (loss) to net cash used by operating
  activities:
     Depreciation and amortization                     79           52
     Deferred income taxes                           (195)         (49)
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, other assets,
       accounts payable, accrued
       expenses, and deferred
       subscription revenue                          (332)         (74)
                                                   ------       ------
Total cash used by operating activities              (796)        (148)
                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements            (2,391)        (140)
  Maturity/redemption of certificates
     of deposit                                     2,274            0
                                                   ------       ------
    Total cash used by investing activities          (117)        (140)
                                                   ------       ------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                      (913)        (288)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                               1,122        8,422
                                                   ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $   209      $ 8,134
                                                   ======       ======

<F1>
See Notes to Consolidated Financial Statements.


                 MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. and its wholly-owned active subsidiaries, Girls' Life, Inc., Girls Life.com, Creampuffs, Inc.
and Broken Windows, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months and nine months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2002. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2001.

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and via subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the Internet on the Girls' Life website www.girlslife.com. Newsstand copies are distributed nationally by Ingram Periodicals Inc., International Periodical Distributors, Retail Vision and Worldwide Media Service, Inc. Newsstand copies are distributed nationally and internationally by Warner Publisher Services.

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

Geographic Distribution         Number of Magazines Distributed
-----------------------         -------------------------------

         United States                          256,000

         International                            4,000




NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at January 31, 2002.


Accounts receivable - publishing           $ 242,344
Accounts receivable - retail operations          941
                                           ---------
   Total accounts receivable                 243,285

Less:
  Allowance for doubtful accounts            (50,000)
                                           ----------
                                           $ 193,285
                                           ==========


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first -out) or market.


NOTE D - INCOME TAXES

As a result of the Job Creation and Worker Assistance Act of 2002 ("2002 Act") that was signed by President Bush in March 2002, entities with net operating losses arising in tax years ending in 2001 and 2002 are allowed to carryback those losses for five years. Prior to the 2002 Act, loss carrybacks were only permitted for two years. The Company has only recorded tax benefits to the extent carryback claims are available, and has not recorded any tax benefit associated with the future realization of operating losses.



ITEM II             MONARCH SERVICES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2002 are to the fiscal year ending April 30, 2002, and references to fiscal 2001 are to the fiscal year ended April 30, 2001.


CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2001 and incorporated herein by reference highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. Included in these risks are our new business lines, history of losses, our fluctuations in operating results, competition and other risks set forth herein and in our annual report on Form 10KSB for the fiscal year ended April 30, 2001 and in other reports we have filed is cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


RESULTS OF OPERATIONS

We have three operating subsidiaries. Girls' Life, Inc., publishes a magazine, Girls Life Living, operates a entertainment center for girls age 7-15 and their friends and family and Adam Leaf and Bean, that sells tobacco, coffee and related products.


RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 2002 AND 2001

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. Our typical publication schedule usually results in the accrual of revenues and expenses for one issue in the first and third quarters of the fiscal year and the accrual of revenues and expenses for two issues in the second and fourth quarters of the fiscal year. Expenses related to a specific issue are included on the consolidated statements of operations in the quarter in which the revenues for that issue are reported. We expect that the revenues of Adam magazine will also be seasonal in future periods and Adam magazine will also follow the same publication schedule as Girls' Life magazine. The publication schedule for Girls' Life and Adam are subject to revision without notice.

Publishing Sales decreased $155,000 or 19% in the third quarter of fiscal 2002 from the prior comparable period. The net decrease in sales relates primarily to a decrease in subscription and advertising revenue as partially offset by an increase in other income. Subscription revenue decreased by $78,000, or 19%, to $335,000 in the third quarter of fiscal 2002 from the prior comparable period. This decrease was due primarily to subscriptions which expired during the third quarter that were sold originally through subscription agencies at a reduced price. A substantial portion of Girls' Life subscriptions are obtained each year through subscription agencies that raise subscriptions through fund-raising subscription drives. The third quarter of our fiscal year is typically the heaviest quarter for expirations and renewals of subscriptions through these agencies. Due to the September 11 terrorist attacks, the subscription drives started one month later than they have in previous years. As a result, many subscriptions for Girls' Life magazine that expired during the third quarter were not renewed through the subscription drives during the third quarter. We believe that some of these subscriptions will be renewed and that new subscriptions will be obtained through the subscription drives during the fourth quarter. Further, in an effort to expand our readership, we reduced the subscription price through the subscription agencies this year. Advertising revenue decreased by $124,000, or 33%, to $254,000 in the third quarter of fiscal 2002 from the prior comparable period. We believe that advertising revenue was adversely affected by an industry-wide slowdown in the demand for advertising due to the slowing economy in the United States and decreased advertising budgets of our adverting customers during the third quarter of fiscal 2002. The duration of the industry-wide slowdown in advertising is uncertain and we believe that the slowdown will affect our results of operation for future periods.

Sales of the retail operations which includes the Girls Life Living entertainment center and the Adam Leaf and Bean tobacco and coffee shop, were $46,000 for the third quarter of fiscal 2002. Girls Life Living and Adam Leaf and Bean opened for business in December 2001 and each had only one full month of operations during the quarter.

Total Cost of goods sold, as a percent of total sales was 115% in the third quarter of fiscal 2002 compared to 77% in the third quarter of fiscal 2001.

Cost of goods sold for publishing, as a percent of sales was 105% in the third quarter of fiscal 2002 compared to 77% in the prior comparable period. The percentage increase was primarily attributable to increase printing and postage costs associated with the printing and mailing of two condensed magazines for two customers that were inserted in and mailed with the Girls' Life magazine combined with lower subscription and advertising sales. The United States Postal Service has proposed average rate increases of approximately 10 percent for periodicals effective June 30, 2002. As proposed, these rate increases will affect postal costs in the first quarter of fiscal 2003 and we expect that they will have an adverse effect on our operating results in future periods.

Early in 2002, we distributed the inaugural issue of Adam magazine, a magazine for young men between the ages of 21 and 34. Adam magazine had no sales during the third quarter of fiscal 2002. To date, we have incurred approximately $141,000 in costs related to the development of Adam magazine, including approximately $45,000 of start-up costs which have been expensed as they were incurred. An additional $96,000 of direct costs related to the inaugural February/March 2002 issue of Adam through January 31, 2002 have been included in prepaid advertising expenses and are not reflected in our consolidated statements of operations. We will include these costs and the revenues from the inaugural issue in the consolidated statements of operations for publishing in the fourth quarter of fiscal 2002. Because start-up magazines can take a substantial period to build advertising support, generate a newsstand and subscription audience and become profitable, we believe that Adam magazine will adversely affect our operating results in future periods.

Cost of goods sold for the retail sales, as a percent of sales was 249% in the third quarter of fiscal 2002. There were no retail sales or costs in the third quarter of fiscal 2001. This high percentage resulted from the commencement of operations of Girls' Life Living and Adam Leaf and Bean in December 2001 and the resulting start-up costs and low sales.

In an attempt to reduce the overall costs associated with improvements to the Girls' Life Living facility and the Adam Leaf and Bean facility, certain of our employees were assigned to assist with both those projects. The salary costs of employees who devoted a significant portion of their time to the oversight, design and improvement of the Girls' Life Living facility and Adam Leaf and Bean facility, have been capitalized. During the third fiscal quarter of 2002, a total of $51,000 in salary, materials and outside vendor costs have been capitalized as part of the facilities cost.

Girls' Life Living had minimal sales during the third quarter of fiscal 2002 while approximately $50,000 of start-up costs were incurred.
Approximately $121,000 in start-up costs have been incurred and expensed for Girls' Life Living to date.

Adam Leaf and Bean had $40,000 in sales during the third quarter of fiscal 2002 while approximately $68,000 in start-up costs were incurred.
Approximately $84,000 in start-up costs have been incurred and expensed for Adam Leaf and Bean to date.

Because start-up restaurants and retail establishments can take a substantial period to build a customer base and become profitable, we believe that Girls' Life Living and Adam Leaf and Bean will adversely affect our operating results in future periods.

During the third quarter of fiscal 2002, we purchased for $85,000 the assets of a liquor and tobacco store and property located in Baltimore City, Maryland. This location is adjacent to a McDonald's restaurant, Pep Boys automotive store, and a Rite Aide drug store. These businesses have located in the area in recent years. The new business will be trading as "Adam Discount Cigarettes and Liquors". Adam Discount Cigarettes and Liquors did not engage in any operations for the third quarter of fiscal 2002 but we expect it to commence operations in the fourth quarter of fiscal 2002 or the first quarter
of fiscal 2003.   Approximately $1,000 in start-up costs have been incurred
and expensed during the third quarter of fiscal 2002.

Selling, general and administrative expenses as a percentage of sales were 61% for the third quarter of fiscal 2002 compared to 69% in the prior comparable period. The decrease in fiscal 2002 was primarily due to a decrease in each category of selling, general and administrative expenses with the exception of taxes and insurance costs, automobile and travel and entertainment expenses. The largest decreases included promotional and advertising of $28,000, salaries of $27,000 and professional fees of $39,000. Taxes and insurance costs increased $27,000 for the quarter.

Other income decreased $52,000 in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2002 AND 2001


Publishing sales decreased $260,000 or 8.4% during the nine months of fiscal 2002 from the prior comparable period. The net decrease in sales relates primarily to a decrease in subscription and advertising sales. Subscription revenue decreased by $157,000, or 10%, to $1,445,000 for the first nine months of fiscal 2002 from the prior comparable period. This decrease was partly due to subscriptions which expired during the third quarter of fiscal 2002 that were sold originally through subscription agencies at a reduced price. A substantial portion of Girls' Life subscriptions are obtained each year through subscription agencies that raise subscriptions through fund-raising subscription drives. The third quarter of our fiscal year is typically the heaviest quarter for expirations and renewals of subscriptions through these agencies. Due to the September 11 terrorist attacks, the subscription drives started one month later than they have in previous years. As a result, many subscriptions for Girls' Life magazine that expired during the third quarter were not renewed through the subscription drives during the third quarter. We believe that some of these subscriptions will be renewed and that new subscriptions will be obtained through the subscription drives during the fourth quarter. Further, in an effort to expand our readership, we reduced the subscription price through the subscription agencies this year. Advertising revenue decreased by $213,000 to $972,000 or 18% for the first nine months of fiscal 2002 from the prior comparable period. We believe that advertising revenue was adversely affected by an industry-wide slowdown in the demand for advertising due to the slowing economy in the United States and decreased advertising budgets of our advertising customers during the nine months of fiscal 2002. The duration of the industry-wide slowdown in advertising is uncertain and we believe the slow-down will affect our results of operations for future periods.

Sales of the retail operations which includes the Girls' Life Living entertainment center and the Adam Leaf and Bean tobacco and coffee shop, were $46,000 for the nine months of fiscal 2002. Girls' Life Living and Adam Leaf and Bean opened for business in December 2001 and each had only one full month of operations during the period.

Total Cost of goods sold, as a percent of total sales was 81% in the nine months of fiscal 2002 compared to 79% for the prior comparable period.

Cost of goods sold for publishing, as a percent of sales was 76% in the nine months of fiscal 2002 compared to 79% in the prior comparable period. The percentage increase was primarily attributable to increased manuscript, printing and postage costs associated with the printing and mailing of two condensed magazines for two customers that were inserted in and mailed with the Girls' Life magazines combined with lower subscription and advertising sales. The United States Postal Service has proposed average rate increases of approximately 10 percent for periodicals effective June 30, 2002. As proposed, these rate increases will affect postal costs in the first quarter of fiscal 2003 and we expect that they will have an adverse effect on our operating results in future periods.

Early in 2002, we distributed the inaugural issue of Adam magazine, a magazine for young men between the ages of 21 and 34. Adam magazine had no sales during the first nine months of fiscal 2002. To date, we have incurred approximately $141,000 in costs related to the development of Adam magazine, including approximately $45,000 of start-up costs which have been expensed as they were incurred. An additional $96,000 of direct costs related to the inaugural February/March 2002 issue of Adam through January 31, 2002 have been included in prepaid advertising expenses and are not reflected in our consolidated statements of operations. We will include these costs and the revenues from the inaugural issue in the consolidated statements of operations for publishing in the fourth quarter of fiscal 2002. Because start-up magazines can take a substantial period to build advertising support, generate a newsstand and subscription audience and become profitable, we believe that Adam magazine will adversely affect our operating results in future periods.

Cost of goods sold for the retail sales, as a percent of sales was 385% in the nine third quarter of fiscal 2002. There were no retail sales in the prior comparable period. This high percentage resulted from the commencement of operations of Girls' Life Living and Adam Leaf and Bean in December 2002 and the resulting start-up costs and low sales.

In an attempt to reduce the overall costs associated with improvements to the Girls' Life Living facility and the Adam Leaf and Bean facility, certain of our employees were assigned to assist with both those projects. The salary costs of employees who devoted a significant portion of their time to the oversight, design and improvement of the Girls' Life Living facility and Adam Leaf and Bean facility, have been capitalized. During the nine months of fiscal 2002, a total of $170,000 in salary, materials and outside vendor costs have been capitalized as part of the facilities cost.

Girls' Life Living had minimal sales during the nine months of fiscal 2002 while approximately $121,000 in start-up costs were incurred and expensed.

During the nine months of fiscal 2002, we purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. We commenced operations in December 2001 under the name "Adam Leaf and Bean." Adam
Leaf and Bean had $40,000 in sales during the nine months of fiscal 2002 while approximately $84,000 in start-up costs were incurred and expensed.

Because start-up restaurants and retail establishments can take a substantial period to build a customer base and become profitable, we believe that Girls' Life Living and Adam Leaf and Bean will adversely affect our operating results in future periods.

During the first quarter of fiscal 2002, we purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.99 million in cash. The acquisition included a 350-seat fine dining restaurant and bar with a liquor license. a 6,000 square foot house and 14.74 acres with a horse stable zoned for residential development. We are considering various uses for the property including formal and family dining and entertainment. During the nine months of fiscal 2002, approximately $12,000 in costs associated with this property have been expensed. We are currently searching for an outside firm to operate the restaurant and bar. Commencement of operations is dependent upon completion of renovations and the retention of a management firm.

During the nine months of fiscal 2002, we purchased for $85,000 the assets of a liquor and tobacco store and property located in Baltimore City, Maryland. This location is adjacent to a McDonald's restaurant, Pep Boys automotive store, and a Rite Aide drug store. These businesses have located in the area in recent years. The new business will be trading as "Adam Discount Cigarettes and Liquors". Adam Discount Cigarettes and Liquors did not engage in any operations for the nine months of fiscal 2002 but we expect it to commence operations in the fourth quarter of fiscal 2002 or the first quarter
of fiscal 2003.   Approximately $1,000 in start-up costs have been incurred
and expensed during the third quarter of fiscal 2002.

Selling, general and administrative expenses as a percentage of sales were 47% for the nine months of fiscal 2002 and 39% for prior compatiable period. The increase in fiscal 2002 was due to increased travel, taxes and insurance costs associated with Girls' Life magazine, Adam magazine, Girls Life Living and other overhead costs. Overhead costs included increased travel of $23,000 and increased taxes and insurance of $58,000. The increased overhead costs were partially offset by a net decrease in advertising and promotional costs of $44,000, professional fee costs of $23,000 and other miscellaneous costs of $10,000.

Other income decreased $132,000 during the nine months of fiscal 2002 compared to the nine months of fiscal 2001. The decrease was due primarily to the decrease in interest income of $111,000 due to a lower interest rate environment and cash balances and a decrease in miscellaneous income of $21,000.


LIQUIDITY AND CAPITAL RESOURCES


At January 31, 2002, the Company has cash and cash equivalents of approximately $209,000 a decrease of $913,000 from the amount at April 30, 2001. The decrease resulted primarily from cash used in operations of $796,000 and the purchase of equipment, intangible assets and improvements. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At January 31, 2002 the Company has $4.7 million in certificates of deposit with maturities ranging from one to three months.

At January 31, 2002, the Company has no debt with third party lenders.




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


                                   MONARCH SERVICES, INC.



Date   March 18, 2002         By:  /s/    A. Eric Dott
       --------------              -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board




Date   March 18, 2002              /s/    A. Eric Dott
       --------------              -------------------------------
                                   A. Eric Dott
                                   Chairman of the Board
                                   (Principal Executive Officer)




Date   March 18, 2002              /s/    Marshall Chadwell
       --------------              -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)


16


16