Form 10KSB
period 2002-04-30
MONARCH SERVICES INC
filed 2002-07-29
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                         ----------------------
                            FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 2002   Commission File No. 0-8512
                          -------------------
                          MONARCH SERVICES, INC.
              (Name of small business issuer in its charter)

           MARYLAND                410-254-9200           52-1073628
----------------------------   --------------------  -------------------
(State or other jurisdiction   (Issuer's telephone    (I.R.S.Employer
    of incorporation or         number, including    Identification No.)
       organization)               area code)

       4517 Harford Road, Baltimore, Maryland            21214
------------------------------------------------------------------------
      (Address of principal executive offices)         (Zip code)


      Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 par value
                        (Title of each class)

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

     The issuer's revenues for the fiscal year ended April 30, 2002 are $4,583,000.

      As of July 16, 2002, the aggregate market value of the Issuer's common stock held by non-affiliates was $1,673,212.

      As of July 16, 2002, the number of shares outstanding of the Issuer's common stock was 1,619,820.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held in October, 2002 are incorporated by reference into Part III.

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

The Company's primary operation during fiscal 2002 was the publication of "Girls' Life" magazine, "Adam" magazine, "Girls Life Living" theme food court and the "Adam Leaf and Bean" tobacco and coffee shop. During fiscal 2002, the Company invested some resources and management effort in developing and marketing Adam Magazine and Girls Life Living restaurant and analyzing the feasibility of a discount cigarette and liquor store. After analysis of the results of the first three issues of Adam Magazine and the performance of Girls Life Living restaurant during its first seven months of operation, the Board of Directors has determined to terminate publication of Adam Magazine and close Girls Life Living restaurant. After analysis of the cigarette and liquor business plan, the Board has determined to focus the Company's resources and management effort on its core business of Girls' Life
Magazine, its new business of Adam Leaf & Bean coffee/smoke shop and its proposed business of Peerce's Plantation GL. Accordingly, the Company does not currently intend to pursue the cigarette and liquor store opportunity.

The Company is continually exploring new ways to expand its publishing operation and diversify into other operations while using its established brand name "Girls' Life".

Publishing Business

Girls' Life, Inc. publishes a bi-monthly magazine for young girls age ten to fifteen.

"Girls' Life" is intended to be an intelligent, non-condescending and easy-to-read magazine. The philosophy behind the graphic presentation and every article presented is that girls are important, independent, and intelligent people with opinions of their own. Each article seeks to reinforce that message and inspire confidence in a girl's thoughts, opinions, and feelings. Editorial material is created by the magazine's staff as well as through outside writers. The magazine is printed through one large national printing service company.

The revenues of the Company's publishing business are seasonal in nature. Girls' Life magazine is published six times per year normally, two issues are published in the second and fourth quarters and one issue is published in each of the first and third quarters.

During fiscal 2001, management began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 21 and 34. Management decided to proceed with the publication of the magazine and the February /March 2002 premiere issue went on the newsstand for sale in January 2002. The April/May 2002 issue went on the newsstand for sale in March 2002 and the June/July 2002 issue went on the newsstand for sale in May 2002. "Adam" magazine had no sales during the third quarter of fiscal 2002 and minimal sales during the fourth quarter of fiscal 2002. Despite some success in increasing the distribution of "Adam" magazine through retail outlets, management was unable to generate significant interest from advertisers due to what management believes was an industry-wide slowdown in the demand for advertising in the United States. Without advertising interest, management believes that "Adam" Magazine is not viable at this time. As a result, the publication of "Adam" Magazine was terminated effective with the June/July 2002 issue. Costs totaling $382,000 (net of income tax benefit of $158,000) have been classified as discontinued operations in the financial statements for fiscal 2002. Costs totaling $32,000 (net of income tax benefit of $10,000) that were previously classified in 2001 as selling, general and adminstrative expenses have been classified as discontinued operations.
All costs related to the final issue and termination of "Adam" have been accrued as of April 30, 2002.

Retail Business

During fiscal 2000, the Company leased a property adjacent to the Company's headquarters in Baltimore, Maryland. The Company established a Girls' Life theme food court on this property called "Girls' Life Living" designed to attract girls in the target market of Girls' Life magazine and their families. "Girls Life Living" started doing business in December 2001. Despite some success in attracting the target market, the restaurant was unable to generate significant or steadily increasing revenues in its first seven months of operations. Without increasing revenues, management has determined that Girls Life Living is not viable at this time. As a result, the Company intends to close Girls Life Living in the near future. Net costs totaling $168,000 and $23,000 (net of income tax benefit of $69,000 and $7,000) have been classified as discontinued operations in the financial statements for fiscal 2002 and 2001, respectively. Costs associated with Girls Life Living during fiscal 2001 were included in selling, general and administrative and have been reclassified as discontinued operations. Costs associated with the disposal of assets and improvements totaled $91,000 (net of income tax benefit of $38,000) were classified as discontinued operations for fiscal 2002. Equipment that will not be used in the Company's other operations has been classified as held for sale as of April 30, 2002.

In June 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.91 million in cash. The acquisition includes "Peerce's Plantation GL", a 350 seat fine dining restaurant and bar with liquor license, off premises sales, an adjoining 6,000 square-foot house, and 14.74 acres with a horse stable zoned for residential development. Management is considering various uses for the property including formal and family dining and entertainment. The Company has hired a general manager and executive chef to operate the restaurant and bar. The name "Peerce's Plantation GL" will be used throughout this document to distinguish it from the name used by the previous owner. Commencement of operations is dependent upon completion of renovations.

In July 2001, the Company purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. The new business commenced operation in December 2001. This new business is trading as "Adam Leaf and Bean".

In December 2001, the Company purchased the assets and property of a liquor and tobacco store located in Baltimore City, Maryland with the intention of operating a cigarette and liquor store that would trade as "Adam Discount Cigarettes and Liquors". Adam Discount Cigarettes and Liquors did not engage in any operations in fiscal 2002. In order to focus on the Company's core business of Girls' Life Magazine, its new business of Adam Leaf & Bean coffee/smoke shop and its proposed business of Peerce's Plantation GL, the Board of Directors has determined not to pursue the discount cigarette and liquor store business plan. The property is currently being marketed for sale and is classified as held for sale as of April 30, 2002.

MARKETING

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website. Newsstand copies are distributed nationally and internationally by Warner Publisher Services, Ingram Periodicals,Inc. and Worldwide Media Services, Inc. During fiscal 2002, the Girl Scouts of the U.S.A. notified management that the Company would no longer have access to the Girl Scouts mailing list. The number of subscriptions attributed to the Girl Scouts mailing list is less then
8% of total subscriptions.

The subscription price of a one-year Girls' Life subscription is between $14.95 and $17.95. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

The average subscriptions sold per issue during fiscal year 2002 was as set forth in the following table.


    Distribution Channel            Number of Magazines Sold
    --------------------            ------------------------

         Newsstand Sales                     42,000

         Subscription Sales                 252,000
                                          ----------
            Total Paid Circulation          294,000


         Complementary Copies                 1,000


The following table sets forth the average number of subscriptions geographically sold per issue, internationally and domestically during fiscal year 2002.

    Geographic Distribution         Number of Magazines Sold
    -----------------------         ------------------------

         United States                     248,000

         International                       4,000


COPYRIGHTS AND TRADEMARKS

The Company's magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.


COMPETITION

Competition in the publishing industry is intense with numerous other publishers , as well as other media, competing for readers and advertising revenue. Most of our competitors in the publishing business have broader and better recognized product offerings and greater experience, depth of management and creative and financial resources than we have. Given these factors, there can be no assurance that we will be able to continue to compete successfully in the publishing industry and the failure to do so may have a material adverse effect on our results of operations.

Competition in the retail cigar industry is intense with numerous other outlets for cigar sales located in the Baltimore, Maryland metropolitan area competing for customers. There can be no assurance that we will be able to compete successfully in the retail cigar industry and the failure to do so may have a material adverse effect on our results of operations.

Competition in the upscale restaurant industry is intense with numerous other restaurants located in the Baltimore, Maryland metropolitan area competing for customers including individual and chain restaurants with broader and better recognized names, greater experience, depth of management and financial resources than we have. These competing restaurants may also have established reputations, rankings by restaurant guides and other media and be supported by advertising campaigns.



EMPLOYEES

At April 30, 2002, the Company employed 43 executive, administrative, clerical and maintenance personnel. Approximately 20 of the Company's employees work part-time. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.


Item 2.  DESCRIPTION OF PROPERTY

The Company leases and owns property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains the Company's offices and warehouse facilities. The property is leased through 2007.

2. 4511-4515 Harford Road, Baltimore, Maryland 21214. This property contains the food court that operates under the name "Girls' Life Living". The property is leased through 2005. Due to the closure of Girls' Life Living, management is currently attempting to re-negotiate the term of this lease.

3. 4313 Harford Road, Baltimore, Maryland 21214. The proposed use of this property is to accommodate existing business and new lines of business, if any. This property is not leased, but owned by the Company.

4. 4627 Harford Road, Baltimore, Maryland 21214. The proposed use of this property is to accommodate existing business and new lines of business, if any. This property is not leased but owned by Adam Corp, a subsidiary of the Company.

5. 1407 York Road, Lutherville, Maryland 21093. This property contains the tobacco and coffee shop that operates under the name "Adam Leaf and Bean". The property is leased through October 2004.

The Company leases the 4517 Harford Road property and the 4511-4515 Harford Road property from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, management believes the terms of the leases with Mr. Dott are comparable to lease terms for like properties in the same geographic area.

In June of 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.91 million in cash. The acquisition includes Peerce's Plantation GL, a 350 seat fine dining restaurant and bar with liquor license, a 6,000 square foot house, and
14.74 acres with a horse stable zoned for residential development. The property is not currently in the Company's operations and no portion of the property is leased to a tenant. The Company is currently renovating a portion of this property to prepare for the opening of the proposed Peerce's Plantation GL, an upscale family restaurant. The Company believes that the property is adequately covered by insurance. Since the property is not yet in service, there was no depreciation taken on this property for fiscal 2002. The method of depreciation and life of the property has not been determined since no cost allocation has been performed to determine what part of the property is depreciable or not depreciable. During fiscal 2002, approximately $91,000 in costs associated with the property have been capitalized and $53,000 charged to current operations.


Item 3. LEGAL PROCEEDINGS

Companies in the publishing industry and the retail industries are, in the ordinary course of business, made the subject of actions alleging copyright infringement and other actions. Such actions may allege large damages.
The Company has, on an infrequent basis, had such claims made against it.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        NONE



                                PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Common Stock Market Prices and Dividends

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAHI. The number of stockholders of record on July 16, 2002 was approximately 528.

High and low closing sale prices for the last two years were:

                         Fiscal 2002                Fiscal 2001
Quarter                     Price                      Price
Ended                  High        Low            High        Low
                     -------     -------        -------     -------
July 31                2.95        2.95           3.96        3.75
October 31             2.88        2.88           3.75        3.25
January 31             2.48        2.48           3.25        3.03
April 30               2.26        2.26           2.58        2.49

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


                   EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------

                                                              Number of
                                                              securities
                                                              remaining
                              Number of                      available for
                             securities to    Weighted-     future issuance
                              be issued        average        under equity
                                upon           exercise       compensation
                             exercise of       price of          plans
                             outstanding     outstanding      (excluding
                               options         options         securities
                            warrants and       warrants       relected in
                               rights        and rights       column (a))
                                (a)              (b)              (c)
----------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                       210,000          $ 3.73           90,000
----------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                         -0-              -0-              -0-
----------------------------------------------------------------------------

        Total                 210,000          $ 3.73           90,000
----------------------------------------------------------------------------



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

CAUTIONARY LANGUAGE REGARDING NEW BUSINESS LINES

We are currently working on certain new lines of business including a tobacco and coffee shop called "Adam Leaf and Bean" and an upscale family restaurant called "Peerce's Plantation GL". As disclosed below under the caption "Results of Operations," we have invested a portion of our capital in developing these new business lines in the fiscal year and we expect to continue investing our capital in exploring these and other business lines in the future. As we commence or continue operations with these new business lines, we expect that they will require increasing levels of capital investment and management attention. We expect any new business will incur significant expenses for personnel and marketing, among other items and that such expenses will precede revenues. If we decide not to go forward with these new business lines, we do not expect to recover our invested capital. Due to limited resources, we have not commissioned third-party scientific marketing or other studies of the viability of these or other proposed business lines, nor do we have the capacity to conduct such studies internally. In lieu of such studies, we have relied on the experience of our management team and internal analysis by our management and staff in evaluating new lines of business.
Our analysis may be incomplete or based upon incomplete or incorrect data.
In light of the risks of any new business enterprise and the limited analysis permitted by our resources, we cannot be sure that "Adam Leaf and Bean" and "Peerce's Plantation GL" or other business lines that we may consider, will be profitable and we may lose our entire investment in such business lines.
We intend to continue to consider additional business lines and, accordingly, we expect to continue to incur expenses for exploring new business lines for the foreseeable future.


HISTORY OF OPERATING LOSSES


We have reported losses from continuing operations in four of the past five years and net losses in three of the past five years. There can be no assurance that our business strategies and tactics will be successful and that we will be profitable in future periods.

COMPETITION

Competition in the publishing industry is intense with numerous other publishers , as well as other media, competing for readers and advertising revenue. Most of our competitors in the publishing business have broader and better recognized product offerings and greater experience, depth of management and creative and financial resources than we have. Given these factors, there can be no assurance that we will be able to continue to compete successfully in the publishing industry and the failure to do so may have a material adverse effect on our results of operations.

Competition in the retail cigar industry is intense with numerous other outlets for cigar sales located in the Baltimore, Maryland metropolitan area competing for customers. There can be no assurance that we will be able to compete successfully in the retail cigar industry and the failure to do so may have a material adverse effect on our results of operations.

Competition in the upscale restaurant industry is intense with numerous other restaurants located in the Baltimore, Maryland metropolitan area competing for customers including individual and chain restaurants with broader and better recognized names, greater experience, depth of management and financial resources than we have. These competing restaurants may also have established reputations, rankings by restaurant guides and other media and be supported by advertising campaigns.

LIMITED MARKET FOR GIRLS LIFE MAGAZINE

The Girls' Life magazine is targeted to girls ages ten to fifteen. Since Girls' Life's target audience is limited by age and gender, Girls' Life, unlike other magazines that appeal to broader age groups, must replace a large portion of its readership each year due to maturing of its audience. Accordingly, Girls' Life's promotional expenses that are designed to replace and expand its readership may be higher than other magazines with comparable circulation. There can be no assurance that Girls' Life will be able to replace its existing readers and expand its circulation going forward. Any decrease in Girls' Life's circulation, due to demographic or other factors, can be expected to have a material adverse effect on the revenues of our publishing business.

CONTROL BY PRINCIPAL STOCKHOLDERS

A. Eric Dott and, his son, Jackson Y. Dott, the Company's Chairman and President, respectively, beneficially own an aggregate of 41% of our outstanding voting securities. Accordingly, these stockholders have the ability, acting together, to exercise significant control over fundamental corporate transactions requiring stockholder approval, including without limitation the election of Directors, approval of merger transactions and sales of all or substantially all of our assets.

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



Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS FISCAL 2002 COMPARED TO FISCAL 2001

Publishing sales of Girls' Life increased $238,000 or 6% in fiscal year 2002 from fiscal year 2001. All publishing sales are attributable to "Girls' Life" magazine. The limited sales of "Adam" magazine and "Girls Life Living" food court are included in discontinued operations. The increase in sales for "Girls' Life" is attributable primarily to increased advertising income, increased newsstand sales and editorial services to third parties. Advertising revenue increased 1.5% from $1,380,000 in 2001 to $1,401,000 in 2002. The average number of subscribers was 252,000 and 260,000 for the years ending April 30, 2002 and 2001, respectively. The decline in subscription revenue per issue is attributable to lower remittances from subscription agencies. Publishers often use subscription agencies to expand their subscription base with the intention of converting a subscriber to a direct customer after the initial subscription period under the subscription agency expires. The decline in remittances is attributed to increased competition between publishers. This decline is offset with increases in advertising revenue as a result of more advertisements per issue. Retail sales for Adam Leaf and Bean was $145,000 for fiscal year 2002. There were no retail sales for fiscal year 2001. Total sales for publishing and the one retail operation increased $383,000 or 9% in fiscal year 2002.


Total cost of goods sold, as a percent of sales was 76% in fiscal year
2002 and 78% in fiscal year 2001. The decrease in 2002 was primarily due to decreased labor, insurance and depreciation costs for publishing.
Cost of goods sold was $222,000 for the retail store compared to retail sales of $145,000. The high cost of goods sold was primarily because the retail store is in the start-up stage and began operations in December 2001. Cost of goods sold, as a percent of sales for Girls' Life was 73% in fiscal year 2002 and 78% in fiscal year 2001. The overall net decrease for Girls' Life was primarily due to decreased labor, insurance and depreciation costs partially offset by slightly higher printing and mailing costs.

During fiscal 2001, management began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 21 and 34. Management decided to proceed with the publication of the magazine and the February /March 2002 premiere issue went on the newsstand for sale in January 2002. The April/May 2002 issue went on the newsstand for sale in March 2002 and the June/July 2002 issue went on the newsstand for sale in May 2002. Adam magazine had no sales during the third quarter of fiscal 2002 and minimal sales during the fourth quarter of fiscal year 2002. Despite some success in increasing the distribution of "Adam" magazine through retail outlets, management was unable to generate significant interest from advertisers due to what management believes was an industry-wide slowdown in the demand for advertising in the United States. Without advertising interest, management believes that "Adam" magazine is not viable at this time. As a result, management terminated the publication of "Adam" magazine effective with the June/July 2002 issue. As a result of the termination of the publication of Adam Magazine, all costs associated with "Adam" magazine have been included in the financial statements for fiscal year 2002. Costs totaling $382,000 (net of income tax benefit of $158,000) relating to "Adam" magazine are included in discontinued operations for fiscal 2002. Costs totaling
$32,000 (net of income tax benefit of $10,000) which were previously reported in selling, general and administrative expenses are included in discontinued operations for fiscal 2001.

During fiscal 2001, the Company leased a property adjacent to its headquarters in Baltimore, Maryland. Management established a Girls' Life theme food court on this property called "Girls' Life Living" designed to attract girls in the target market of Girls' Life magazine and their families. Sales and customer traffic at "Girls' Life Living" have not met management's expectations. Sales from December 2001 through April 2002 were $17,000. Despite some success in attracting the target market, the restaurant was unable to generate significant or steadily increasing revenues in its first seven months of operations. Without increasing revenues, management has determined that Girls Life Living is not viable at this time. As a result, the Company intends to close "Girls Life Living" in the near future. Costs totaling $168,000 and $23,000 (net of income tax benefit of $69,000 and $7,000) have been classified as discontinued operations in the financial statements for fiscal 2002 and 2001, respectively. Costs associated with Girls Life Living during fiscal 2001 were included in selling, general and administrative expenses and have been reclassified as discontinued operations. Costs associated with the disposal of assets and improvements totaled $91,000 (net of income tax benefit of $38,000) were classified as discontinued operations for fiscal 2002. Equipment that will not be used in the Company's other operations has been classified as held for sale as of April 30, 2002.

In July 2001, the Company purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. This new business is trading as "Adam Leaf and Bean". Adam Leaf and Bean started doing business in December 2001. Sales from December 2001 through April 2002 were $145,000.

In December 2001, the Company purchased the assets and property of a liquor and tobacco store located in Baltimore City, Maryland with the intention of operating a discount cigarette and liquor store under the name "Adam Discount Cigarettes and Liquors". "Adam Discount Cigarettes and Liquors" did not engage in any operations for the third or fourth quarter of fiscal 2002. In order to focus on the Company's core business of Girls' Life Magazine, its new business of Adam Leaf & Bean coffee/smoke shop and its proposed business of Peerce's Plantation GL, the Board of Directors has determined not to pursue the discount cigarette and liquor store business plan. The property is currently being marketed for sale and is classified as held for sale as of April 30, 2002.

Selling, general and administrative expenses as a percentage of sales were 36% in fiscal year 2002 and 38% in fiscal year 2001. The decrease in fiscal 2002 was primarily due to decreased advertising and promotional costs for publishing and a decrease in corporate overhead. Corporate overhead which is comprised primarily of salaries, professional fees, telephone expenses, insurance and depreciation was $953,000 for fiscal year 2002 compared to $971,000 in 2001. Corporate overhead also includes indirect costs associated with "Adam Leaf and Bean". During fiscal year 2002, advertising and promotional costs decreased $40,000. Salaries included in selling, general and administrative expenses decreased $43,000 and outside services decreased $70,000. Utilities, taxes and insurance increased due to the new businesses that commenced during fiscal year 2002. Included in selling, general and administrative expenses for 2002 is $40,000 of expense for obsolete inventory related to Girlslife.com. The charge was taken due to limited sales experienced through Girlslife.com.
A $15,000 charge was recorded in 2002 for trademarks on certain names that are not part of current or planned lines of business. This amount is included in depreciation and amortization. Also included in selling, general and administrative expenses for 2002 is a $67,000 loss on the disposal of equipment that was unrelated to discontinued operations. The Company is continuing to explore new lines of business and expects to continue to consider other new lines of business for the foreseeable future. The
Company expects that, as it explores and develops these and other lines of business, the cost of such activities will increase the amount of the Company's selling, general and administrative expense in future periods.

In June of 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.91 million in cash.
The acquisition includes "Peerce's Plantation GL", a 350 seat fine dining restaurant and bar with liquor license, a 6,000 square foot house, and
14.74 acres with a horse stable zoned for residential development. The property is not currently used in the Company's operations and no portion of the property is leased to a tenant. The Company is currently renovating a portion of this property to prepare for the opening of the proposed "Peerce's Plantation GL", an upscale family restaurant. The Company believes that the property is adequately covered by insurance. Since the property is not yet in service, there was no depreciation taken on this property for fiscal 2002. The method of depreciation and life of the property has not been determined since no cost allocation has been performed to determine what part of the property is depreciable or not depreciable. During fiscal 2002, approximately $91,000 in costs associated with the property has been capitalized and $53,000 charged to operations. The Company has hired a general manager and executive chef to operate the restaurant and bar. Commencement of operations is dependent upon completion of renovations. Management has obtained an independent appraisal as of April 30, 2002 that supported the carrying value of the Company's investment in "Peerce's Plantation GL".

Other income decreased $193,000 in 2002 to $323,000 from $516,000 in 2001.
The fiscal year 2002 decrease was primarily due to the decrease in interest income in the amount of $172,000 as a result of lower balances of cash invested in certificates of deposit and lower interest rates and a decrease in other miscellaneous income in the amount of $21,000.

As a result of the Job Creation and Worker Assistance Act of 2002 (the "2002 Act") that was signed by President Bush in March 2002, entities with net operating losses arising in tax years ending in 2001 and 2002 are allowed to carryback those losses five years. Prior to the 2002 Act, loss carrybacks were only permitted for two years. The Company has only recorded tax benefits to the extent carryback claims are available and has not recorded any tax benefit associated with the future realization of operating losses. These carryback claims are for federal income tax purposes only. Income tax benefits attributable to continuing operations was $64,000 for 2002 compared to $36,000 for 2001. The income tax benefit associated with discontinued operations was $265,000 for 2002 and $17,000 for 2001. The Company's effective rate for the fiscal year 2002 was (29)% compared to (24)% in 2001.



CRITICAL ACCOUNTING POLICIES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require the use of management's estimates. The Company believes that the most critical accounting policies relate to revenue recognition. This and the Company's other accounting policies are described in Note A to the Notes to Consolidated Financial Statements.



LIQUIDITY AND SOURCES OF CAPITAL

At April 30, 2002, the Company had a cash overdraft of approximately ($121,000) a decrease of $1,243,000 from the amount as of April 30, 2001. The cash overdraft was due to the timing of deposits and the clearing of checks. As the Company enters into new lines of business there results a need for greater capital investment. In June 2001, the Company purchased improved real estate, what is now referred to as "Peerce's Plantation GL" for $1.91 million in cash. Since that time, approximately $91,000 of costs associated with improvements have been capitalized. The Company experienced a net increase in its accounts receivable of $161,000 from last year. The increase is primarily attributable to editorial and publication services provided to third parties. The increase in inventory over the prior year is associated with "Adam Leaf and Bean". The increase in prepaid expenses of $67,000 over the prior year-end is attributed to prepaid postage for a future "Girls' Life" magazine issue. The increase in income taxes receivable over the prior year represent the federal carryback claim of the current year's operating loss. The increase in property, equipment and land and assets held for sale are as a result of improvements made to the "Girls' Life Living" location, personal property and leasehold improvements purchased at the "Adam Leaf and Bean" location and the building and land purchased for the "Adam Discount Cigarettes and Liquors". Deferred subscription revenue declined due to a higher relative volume of agency subscriptions. Deferred subscription revenue is also affected by the timing of renewals which can be affected by the timing of direct mail advertising.

At April 30, 2002, the Company had no debt with third-party lenders other than the cash overdraft.

During fiscal 2002, cash and cash equivalents ranged from a deficit of $121,000 to a positive balance of $1.1 million. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

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



Item 7.     FINANCIAL STATEMENTS

Consolidated Statement of Financial Condition
------------------------------------------------------------
April 30,                                          2002
------------------------------------------------------------
                                             (000's Omitted)
ASSETS

CURRENT ASSETS
   Certificates of deposit                        $4,669
   Accounts receivable, net                          448
   Marketable securities available
       for sale                                       32
   Inventory                                         251
   Prepaid expenses                                  117
   Income taxes receivable                           293
                                                  -------
                   TOTAL CURRENT ASSETS            5,810

PROPERTY AND EQUIPMENT
   Leasehold improvements                            387
   Machinery, equipment, furniture and
      fixtures                                       508
                                                  -------
                                                     895
   Less accumulated depreciation                    (573)
                                                  -------
                                                     322
   Buildings and other assets held for sale          136
   Investment in Peerce's Plantation GL            1,992
                                                  -------
                                                   2,450
   Trademarks - net                                   10
                                                  ------
                                                  $8,270
                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Cash overdraft                                 $  121
   Accounts payable                                  399
   Accrued expenses                                   77
   Deferred subscription revenue                   1,396
                                                  -------
                  TOTAL CURRENT LIABILITIES        1,993
                                                  -------
DEFERRED INCOME TAXES                                230
                                                  -------
STOCKHOLDERS' EQUITY
   Common Stock-par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,820                     2
   Capital surplus                                 3,781
   Retained earnings                               2,273
   Accumulated other comprehensive income (loss)      (9)
                                                  -------
                   TOTAL STOCKHOLDERS' EQUITY      6,047
                                                  -------
                                                  $8,270
                                                  =======

<F1>
See Notes to Consolidated Financial Statements.

Item 7.             FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
-----------------------------------------------------------------------
Years Ended April 30,                            2002        2001
-----------------------------------------------------------------------

                               (000's Omitted, except share information)
Net Sales - publishing                        $ 4,438      $ 4,200
Net Sales - retail                                145            0
                                              ----------------------
                                                4,583        4,200

Cost of goods sold - publishing                 3,245        3,278
Cost of goods sold - retail                       222            0
                                              ----------------------
                                                3,467        3,278
                                              ----------------------
Gross profit from continuing operations         1,116          922
                                              ----------------------
Selling, general and administrative
   expenses                                     1,657        1,585
                                              ----------------------
Other income:
   Investment and interest income                 319          491
   Other                                            4           25
                                              ----------------------
                                                  323          516
                                              ----------------------
Loss from continuing operations
   before income tax benefit                     (218)        (147)

Income tax benefit                                (64)         (36)
                                                --------------------
Loss from continuing operations                  (154)        (111)

Discontinued Operations:
   Operating loss from "Adam" magazine
      (net of income tax benefit of
      ($158 and $10) for the years
       ended April 30, 2002 and
       2001, respectively                        (382)         (32)
   Operating loss from "Girls Life
      Living" food court (net of
      income tax benefit of $69 and
      $7) for the years ended April
      30, 2002 and 2001, respectively            (168)         (23)
   Loss on disposal of assets from
      "Girls Life Living" (net of
      income tax benefit of $38)
      for the year ended April 30,
      2002                                        (91)           0
                                             -----------------------
Loss from discontinued operations                (641)         (55)

                                             -----------------------
Net loss                                     $   (795)        (166)
                                             =======================
Net loss per common share -
      basic and diluted:

Loss from continuing
     operations per share                    $  (.09)      $  (.07)

Loss from discontinued operations               (.40)         (.03)
                                             -----------------------
Net loss per common share -
      basic and diluted                      $  (.49)      $  (.10)
                                             =======================
Weighted average number of shares
     outstanding - basic and diluted         1,619,820     1,619,820
                                             =======================

<F1>
See Notes to Consolidated Financial Statements.

Item 7.                FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
------------------------------------------------------------------
Years Ended April 30, 2002 and 2001
------------------------------------------------------------------

                   (000's omitted, except shares outstanding data)

                                                                     Total
                    Common Capital Retained Comprehensive Treasury Stockholders'
                    Stock   Surplus  Earnings  Income       Stock    Equity
                  --------- -------  --------  ------     -------- ------------

Balance
May 1, 2000        $ 527   $ 3,378  $ 3,234   $ (10)       $ (122)   $7,007

Elimination of
 Treasury Stock     (122)                                     122         -

Adjust par value
 from $.25 to
 $.001              (403)     403                                         -

Other comprehensive
income - unrealized
loss on marketable
securities avail-
able-for sale                                    (4)                      (4)

Net loss                               (166)                            (166)

                                                                  -----------
Total comprehensive
  income (loss)                                                         (170)
                   -----  -------  -------   -------   --------   -----------
Balance
April 30, 2001         2    3,781    3,068      (14)        -          6,837

Other comprehensive
income - unrealized
gain on marketable
securities avail-
able-for sale                                     5                        5

Net loss                              (795)                             (795)

                                                                     --------
Total comprehensive
   income (loss)                                                        (790)
                   -----  -------  -------   ------     -------      --------
Balance
April 30, 2002     $   2  $ 3,781  $ 2,273   $   (9)    $    -       $ 6,047
                    ==========================================================

Shares Outstanding:  April 30, 2001    1,619,820
                     April 30, 2002    1,619,820


<F1>
See Notes to Consolidated Financial Statements.

Item 7.               FINANCIAL STATEMENTS (Continued)


Consolidated Statements of Cash Flows
-------------------------------------------------------------------
Year Ended April 30,                              2002         2001
-------------------------------------------------------------------
                                                 (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $  (795)      $ (166)
  Adjustments to reconcile net loss
     to net cash used by operating
       activities:
     Depreciation and amortization                 104           78
     Loss on disposal of fixed assets              158            0
     Obsolete inventory                             40            0
     Bad debt expense                               26            0
     Deferred income taxes                         (32)         (16)
     Increase/decrease in operating assets
       and liabilities:
        Accounts receivable, gross                (187)         (57)
        Inventories                               (291)           0
        Prepaid expenses                           (67)         (15)
        Accounts payable                           114            6
        Accrued expenses                            10           13
        Income taxes receivable                   (181)          43
        Deferred subscription revenue              (93)          11
                                                --------------------
Total cash used by operating
      activities                                (1,194)        (103)
                                                --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment           (2,381)        (178)
  Trademark costs                                   (6)         (12)
  Maturity of investment in
    certificates of deposit                      2,338       (7,007)
                                                --------------------
    Total cash used by
      investing activities                         (49)      (7,197)
                                                --------------------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS                            (1,243)      (7,300)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                              1,122        8,422
                                               --------------------
CASH AND CASH EQUIVALENTS (OVERDRAFT)
  END OF YEAR                                  $  (121)     $ 1,122
                                               ====================

Non-cash investing activities:
   Transfer of property and equipment
      to assets held for sale                  $   136      $     0
                                               ====================

<F1>
See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Monarch Services, Inc. and its wholly owned subsidiaries, Girls' Life, Inc., Girls Life.com, Girls Life Living, Inc.,Adam Magazine, Inc., Adam Corp. and Adam Leaf and Bean, Inc. ("collectively the Company"). Consolidation has resulted in the elimination of all significant intercompany balances and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002.

Monarch Services, Inc. ("Monarch") on November 30, 2000, became a Maryland corporation. The Company was previously incorporated in the State of Delaware.

Girls' Life, Inc. ("Girls' Life") was incorporated in December 1993 in the State of Maryland and publishes a magazine for girls age ten to fifteen. Magazines are sold nationally and internationally through distributors and directly by Girls' Life through one, two and three year subscriptions.

Girls Life Living, Inc. was incorporated on March 12, 1997 in the State of Maryland. During 2001, this subsidiary began limited activity developing a model for a theme restaurant called "Girls Life Living". "Girls Life Living" started doing business in December 2001.

Adam Leaf and Bean, Inc. was incorporated on June 11, 1997 in the State of Maryland. "Adam Leaf and Bean", a tobacco and coffee shop, started doing business in December 2001.

Adam Magazine, Inc. was incorporated on June 11, 1997 in the State of Maryland. During 2001, this subsidiary began limited activity developing a new magazine for young men called "Adam".

Girlslife.com, Inc. was incorporated on January 24, 2000 in the State of Maryland. Sales for this subsidiary were minimal in fiscal year 2002. Sales for Girlslife.com have been included in the total sales of Girl's Life magazine for the fiscal year 2002.

Adam Corp. was incorporated on November 16, 2001 in the State of Maryland. This subsidiary holds the property that was planned to become "Adam Discount Cigarettes and Liquors".

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ACCOUNTS RECEIVABLE: Girls' Life sells its magazine through distributors and direct individual subscriptions. Receivables consist of advertising income and sales of magazines through the distributors for issues released prior to April 30. Services for publishing and editing are also included in accounts receivable.

TRADEMARKS: Direct costs associated with obtaining trademarks are amortized using the straight-line method over periods estimated to be benefited.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost and depreciation is computed by the straight-line method over estimated useful lives ranging from three to forty years. The investment in "Peerce's Plantation GL" is carried at cost. Buildings and other assets held for sale are carried at the lower of cost or estimated fair value, less disposal costs.

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

RESEARCH AND DEVELOPMENT COSTS: The Company had no research and development costs during the fiscal year 2002.

COSTS ASSOCIATED WITH START-UP ACTIVITIES: The Company accounts for start-up costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 Reporting on the Costs of Start-up Activities, which requires such costs to be expensed in the period incurred.

INCOME TAXES: The Company provides for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which requires an asset and liability approach to financial accounting and reporting for income taxes (see Note F). Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable income or deductible amounts. The deferred tax assets and liabilities are measured using enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities. Income tax benefits are recognized to the extent that carryback claims are available.

EARNINGS PER SHARE: Basic earnings per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by including the average common stock equivalents outstanding, if any, to the weighted average number of common shares outstanding during the period.

STOCK-BASED COMPENSATION ARRANGEMENTS: The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation".

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ('SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment.

The provisions of SFAS No. 142 were adopted by the Company as required effective May 1, 2002. The adoption of SFAS Nos. 141 and 142 had no effect on the Company's financial condition or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption is not expected to affect the financial position or results of operations of the Company.



NOTE B - DISCONTINUED OPERATIONS:

DISCONTINUED PUBLICATION OF ADAM MAGAZINE:

Effective with the June/July 2002 issue of "Adam" magazine on sale in May 2002, the Company terminated the publication of Adam Magazine. All sales and costs associated with Adam magazine has been reclassified as Discontinued Operations for the year ended April 30, 2002 and 2001.

Net sales and loss from discontinued operation of "Adam" magazine are as follows (in thousands):

                                         Years Ended April 30,
                                           2002        2001
---------------------------------------------------------------------
Net sales                                 $    9      $  0

Loss from discontinued
   operations (net of tax)                  (382)      (32)



DISCONTINUED OPERATIONS OF GIRLS LIFE LIVING:

Effective July 2002, "Girls Life Living" food court will be closed. All sales and costs associated with Girls Life Living has been reclassified as Discontinued Operations for the year ended April 30, 2002 and 2001.

Net sales and loss from discontinued operation of "Girls Life Living" food court are as follows (in thousands):

                                         Years Ended April 30,
                                           2002        2001
---------------------------------------------------------------------
Net sales                                 $   17      $  0

Loss from discontinued
   operations (net of tax)                  (168)      (23)
Loss on disposal of assets
   (net of tax)                              (91)        0



NOTE C - ACCOUNTS RECEIVABLE
Accounts receivable consist of the following at April 30, 2002 (in thousands):

Accounts Receivable - publishing     $  488
Accounts Receivable - retail             10
                                     -------
                                        498
Less:
  Allowance for doubtful accounts      ( 50)
                                     -------
      Accounts receivable, net       $  448
                                     =======

Bad debt expense charged to operations was $26,000 and $0 for the years ended April 30, 2002 and 2001, respectively.


NOTE D - CERTIFICATES OF DEPOSITS

As of April 30, 2002, investments in certificates of deposit consisted of the following (in thousands):

       Rate                Maturity                Amount
      ------              ----------            ------------

       4.40%               01/20/03              $ 4,476
       4.40%               01/20/03                  193
                                                ------------
                  Total                          $ 4,669
                                                ============

The certificates of deposit are in excess of federal insurance limits.



NOTE E - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

At April 30, 2002, the cost and estimated fair value of marketable securities, available-for-sale are as follows (in thousands):

                                Unrealized      Unrealized     Estimated
                       Cost       Gains            Loss        Fair Value
                     ------------------------------------------------------
Equity Securities      $ 49       $ -             $ 17           $ 32
                     ======================================================



NOTE F - INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the federal statutory rate is as follows:

-----------------------------------------------------------------------------
Years Ended April 30,                                         2002      2001
-----------------------------------------------------------------------------

Federal income tax (benefit) expense at statutory rate         (34)%    (34)%
Non-deductible items                                             1        9
State income taxes, net of federal benefit                       -        -
Other                                                            4        1
                                                              -----     -----
                                                               (29)%    (24)%
                                                              =====     =====

The deferred tax assets (liabilities) result from the following temporary differences (in thousands):
--------------------------------------------------------------
April 30,                                           2002
--------------------------------------------------------------
Deferred tax assets:
  Financial statement accruals, net              $   19
  Allowances for accounts receivable                 19
  Unrealized loss on marketable securities
    available-for-sale                                7
                                                 --------
       Total deferred tax assets                     45

Deferred tax liabilities:
    Property and equipment                         (275)
                                                 --------
Net deferred tax liabilities                     $ (230)
                                                 ========


Cash payments for income taxes were $0 and $35,000 for the years ended April 30, 2002 and 2001, respectively.


NOTE G - PROFIT-SHARING PLAN

During fiscal year 2002, the original profit sharing plan was changed to a 401(k) defined contribution plan which allows employees to make contributions to their individual 401(k) plan through payroll deductions. The Company made no contributions to the original profit sharing plan or the new 401(k) plan in fiscal years ended 2002 and 2001.


NOTE H - STOCK OPTION PLANS

The Company's Omnibus Stock Option Plan (the "Omnibus Plan") provides for the granting of certain types of qualified and nonqualified stock options to directors, executive officers and key employees on a periodic basis at the discretion of the Company's Board of Directors. The Company has reserved 300,000 shares of common stock under the Omnibus Plan.

Options for 10,000 and 200,000 shares of common stock were granted during the years ended April 30, 2001 and 2000, respectively. The options begin to vest at an annual rate of 25% after the completion of one year of service after the date of grant. The weighted average exercise price of the options granted during fiscal 2001 and 2000 was $3.81 and $3.72 respectively. As of April 30, 2002, the options outstanding have a weighted average remaining contractual life of 2.8 years and a weighted average exercise price of $3.73.


The fair value of the options granted that began to vest during 2001 and 2002 were estimated using the Black-Scholes option-pricing model and used the following assumptions for the 2000 and 2001 grants:

                               2002       2001
                               ----       ----
Dividend yield                   0%          0%
Expected volatility             75%         74%
Risk-free interest rate       4.93%       4.99%
Expected lives (in years)        5           5

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

No compensation expense related to the Company's stock option plans was recorded during the two years ended April 30, 2002. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for options vested during the years ended April 30, 2002 and 2001:

(In thousands, except per share data)
-------------------------------------------------------------

                                          2002         2001
                                          ----         ----
Net loss:
  As reported                           $ (795)      $ (166)
  Pro forma *                             (920)        (286)
Basic and diluted net loss per share:
  As reported                           $ (.49)     $ (0.10)
  Pro forma *                             (.57)       (0.18)

* The pro forma amounts are not representative of the effects on reported earnings for future years.



NOTE I - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and warehouse and other facilities. The lease for the office and warehouse facilities currently in use was extended for a term of 10 years commencing July 1997, and ending June 2007. The lease for the food court facilities started in November 2000 and will be leased through 2005. The Company generally must pay for property taxes, insurance and maintenance costs related to the property. The lease for the property previously used by the games division was terminated in December 1999. Total rental expense for 2002 and 2001 was approximately $210,000 and $166,000, respectively.

The future annual minimum rental commitments for the current non-cancelable operating leases as of April 30, 2001 is $131,000 annually through 2007 for the office and warehouse facilities and $72,000 annually through 2005 for the food court facilities.

The office and warehouse facilities and the food court facilities are leased through 2007 and 2005 respectively for approximately $140,000 and $70,000 respectively annually from the Chairman of the Company and a member of his family. The lease for the food court facilities is currently being re-negotiated as a result of the discontinued operations of Girls Life Living and may be mutually terminated prior to its contractual maturity, however no agreement has yet been reached. The tobacco and coffee shop facilities are leased through 2004 for approximately $69,000 annually. The lease agreements provide for escalation of rent based on certain indexes.

Expected lease payments under the above operating leases are as follows:


                                       2003   2004    2005    2006    2007
                                     ------  ------  ------  ------  ------
                                                 (in thousands)

Property: Office and Warehouse       $ 127   $ 127   $ 127   $ 127   $ 127
Property: Food court facilities         72      72      72       -       -
Property: Tobacco and Coffee shop       69      69       -       -       -
                                     -----   -----   -----   -----   -----
      Total lease payments           $ 268   $ 268   $ 199   $ 127   $ 127



LITIGATION: The Company is involved, from time to time, in legal actions arising in its normal course of operations. As of April 30, 2002, there was no pending litigation against the Company.


NOTE J - SEGMENT INFORMATION

The Company currently operates in two industry segments. The Company's primary operation during fiscal year 2002 was the publication of "Girls' Life" magazine in the publishing segment and "Adam Leaf and Bean" tobacco and coffee shop in the retail segment. These segments do not meet the quantitive thresholds described in SFAS No. 131 "Segment Reporting" that require segment reporting disclosure.



Independent Auditors' Report


To the Stockholders and Board of Directors, Monarch Services, Inc.

We have audited the accompanying consolidated statement of financial condition of Monarch Services, Inc. and Subsidiaries as of April 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2002. These financial statements are the responsibility of
the Company's management.   Our responsibility is to express an opinion on
these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Services, Inc. and Subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/  Stegman & Company
------------------------
Stegman & Company
Baltimore, Maryland
June 25, 2002




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

              (h) The Company's By-Laws dated July 25, 2001
                  (filed herewith).


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

              (e) Lease agreement dated November 1, 2001 between the
                  Company as Lessee and A. Eric Dott and Esther J. Dott as Lessors.

              (f) Addendum to lease agreement dated November 1, 2001
                  between the Company as lessee and A. Eric Dott and Esther J. Dott as lessors (filed herewith).

           21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's
                  Form 10-QSB for the quarter ended January 31,
                  2002).

           23.1   Consent of Stegman & Company(filed herewith).



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

DATE: July 29, 2002
      -------------





In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date   July 29, 2002                     /s/     Jackson Y. Dott
     ----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                        (Principal Executive Officer),
                                           Treasurer and Director


Date   July 29, 2002                     /s/    David F. Gonano
     ----------------                    -------------------------------
                                         David F. Gonano, Director



Date   July 29, 2002                     /s/   Helen Delich Bentley
     ----------------                    -------------------------------
                                         Helen Delich Bentley, Director



Date   July 29, 2002                     /s/   Kenneth C. Holt
     ----------------                    -------------------------------
                                         Kenneth C. Holt, Director



Date   July 29, 2002                     /s/    A. Eric Dott
     ----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date  July 29, 2002                      /s/    Marshall Chadwell
    ----------------                    -------------------------------
                                         Marshall Chadwell, Controller
                                        (Principal Financial Officer),
                                         Principal Accounting Officer






                               EXHIBIT INDEX

Exhibit Number
--------------

     10.(f)    -        Addendum to lease agreement dated November
                        1, 2000 between the Company as lessee and
                        A. Eric Dott and Esther J. Dott as lessors

     23.1      -        Consent from Stegman & Company