Form 10QSB
period 2002-04-30
MONARCH SERVICES INC
filed 2002-09-16
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED    July 31, 2002     COMMISSION FILE NO. 0-8512
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

As of July 31, 2002, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

MONARCH SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                  July 31, 2002
                                                -----------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $  790
   Certificates of deposit                            3,164
   Accounts receivable, net                             329
   Marketable securities available
       for sale                                          25
                                                      -----
                                                      4,308
   Inventory                                            241
   Prepaid publishing expenses                          277
   Other prepaid expenses                                80
   Income taxes receivable                              407
                                                      -----
           TOTAL CURRENT ASSETS                       5,313

PROPERTY AND EQUIPMENT
   Leasehold improvements                               362
   Machinery, equipment, furniture and fixtures         516
                                                      -----
                                                        878
   Less accumulated depreciation                       (590)
                                                      -----
                                                        288
   Buildings and other assets held for sale             136
   Investment in Peerce's Plantation GL               2,165
                                                      -----
                                                      2,589
   Trademarks - net                                      10
                                                      -----
           TOTAL ASSETS                              $7,912
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  263
   Accrued expenses                                      88
   Deferred subscription revenues                     1,511
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,862
                                                     ------
DEFERRED INCOME TAXES                                   229
                                                     ------

STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                  2,053
   Accumulated other comprehensive income (loss)        (15)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               5,821
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $7,912
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                Three Months Ended
                                                    July 31,
                                               --------------------

                                                2002           2001
                                                ----           ----

                                       (000's omitted, except per share data)

Net Sales - publishing                        $   689      $   740
Net Sales - retail                                143            0
                                              ---------------------
                                                  832          740

Cost of goods sold - publishing                   713          514
Cost of goods sold - retail                       161            0
                                              ---------------------
                                                  874          514
                                              ---------------------
Gross (loss) profit from continuing
   operations                                     (42)         226
                                              ---------------------
Selling, general and
   administrative expenses                        323          399
                                              ---------------------
Loss before other income and income taxes        (365)        (173)

Other income:
   Investment and interest income                  45          115
   Other                                            4            1
                                              ---------------------
                                                   49          116
                                              ---------------------
Loss from continuing operations
   before income tax benefit                     (316)         (57)

Income tax (benefit)                             (107)         (15)
                                              ---------------------
Loss from continuing operations                  (209)         (42)
                                              ---------------------
Discontinued Operations:
     Operating loss from "Adam" magazine
       (net of income tax benefit of
       ($12 and $18) for the quarters
       ended July 31, 2002 and 2001
       respectively                               (22)         (48)

     Operating loss from "Girls' Life
       Living" food court (net of income
       tax benefit of $15 for the quarter
       ended July 31, 2001                          0          (40)

     Gain on disposal of assets from "Girls
       Life Living" food court (net of
       income tax expense of $5 for the
       quarter ended July 31, 2002                 11            0
                                              ---------------------
Loss from discontinued operations                 (11)         (88)
                                              ---------------------
Net loss                                      $  (220)      $ (130)

Net loss per common share -
   basic and diluted:

Loss from continuing operations
   per share                                  $  (.13)      $ (.03)

Loss from discontinued operations                (.01)        (.05)
                                              ---------------------
Net loss per common share -
   basic and diluted                          $  (.14)      $ (.08)
                                              ---------------------
Weighted average number of shares
   outstanding - basic and diluted            1,619,729   1,619,820
                                              ---------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   Three Months Ended
                                                        July 31,
                                                   -----------------
                                                    2002       2001
                                                    ----       ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (220)     $  (130)
  Adjustments to reconcile net loss                 ------       ------
  to net cash used by operating
  activities:
     Depreciation and amortization                     17           28
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, inventory
       prepaid expenses, accounts
       payable, accrued expenses,
       and deferred subscription
       revenue                                       (235)        (192)
                                                   ------       ------
Total cash used by operating activities              (438)        (294)
                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements              (156)      (2,059)
  Maturity/redemption of certificates
     of deposit                                     1,505        1,709
                                                   ------       ------
    Total cash provided (used) by
      investing activities                          1,349         (350)
                                                   ------       ------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                       911         (644)

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF PERIOD                                (121)       1,122
                                                   ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $   790      $   478
                                                   ======       ======

<F1>
See Notes to Consolidated Financial Statements.


                 MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Girls Life.com and Adam
Leaf and Bean, Inc. and the discontinued operations of "Adam" magazine and "Girls' Life Living" (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending July 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2002.


Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the Internet on the Girls' Life website www.girlslife.com. Newsstand copies are distributed nationally and internationally by Warner Publisher Services, Ingram Periodicals Inc., and Worldwide Media Services, Inc.

The subscription price of a one year Girls' Life subscription is between $14.95 and $17.85. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

The average subscriptions sold per issue during fiscal year 2002 is set forth in the following table.

Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

         Newsstand Sales                         42,000

         Subscription Sales                     252,000
                                               ---------
            Total Paid Circulation              294,000


         Complimentary Copies                     1,000



The following table sets forth the average number of subscriptions geographically sold per issue, internationally and domestically during fiscal year 2002.

Geographic Distribution               Number of Magazines Sold
-----------------------               ------------------------

         United States                          248,000

         International                            4,000




NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at July 31, 2002 (in thousands).


Accounts receivable - publishing           $ 377
Accounts receivable - retail                   2
                                           ------
   Total accounts receivable                 379

Less:
  Allowance for doubtful accounts            (50)
                                           ------
                                           $ 329
                                           ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first -out) or market. Inventory at July 31, 2002 is primarily related to the Adam Leaf and Bean operation.


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

NOTE E - DISCONTINUED OPERATIONS

DISCONTINUED PUBLICATION OF ADAM MAGAZINE

Effective with the June/July 2002 issue of "Adam" magazine on sale in May 2002, the Company terminated the publication of Adam Magazine. All sales and costs associated with Adam Magazine have been reclassified as Discontinued Operations.

Net sales and loss from discontinued operation of "Adam" magazine are as follows (in thousands):

                                            Three Months Ended July 31,

                                               2002            2001
                                            --------------------------

       Net sales                            $     0         $     0

       Loss from discontinued operations
         (net of tax)                           (22)            (48)


Estimated salary and other termination and exit costs were adjusted during the quarter ended July 31, 2002 upon settlement of those obligations. This adjustment (net of tax) resulted in $22,000 of expense to be recognized during the quarter ended July 31, 2002.


DISCONTINUED OPERATIONS OF GIRLS LIFE LIVING

Effective July 2002, "Girls Life Living" food court was closed. All sales and costs associated with Girls Life Living has been reclassified as Discontinued Operations.

Net sales and loss from discontinued operations of "Girls Life Living" food court are as follows (in thousands):

                                            Three Months Ended July 31,

                                               2002            2001
                                            --------------------------

       Net sales                            $     8         $      0

       Loss from discontinued operations
         (net of tax)                             0              (40)

       Gain on disposal of assets
         (net of tax)                            11                0


Based upon information available at the time, the Company estimated a loss on the disposal of certain assets of $91,000 as of April 30, 2002. Upon actual disposition of the assets, a gain of $11,000 (net of tax) was recognized during the quarter ended July 31, 2002.


ITEM II             MONARCH SERVICES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2003 are to the the quarter ending July 31, 2002, and references to fiscal 2002 are to the quarter ending July 31, 2001.


CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2001 and incorporated herein by reference highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. Included in these risks are our new business lines, history of losses, our fluctuations in operating results, competition and other risks set forth herein and in our annual report on Form 10KSB for the fiscal year ended April 30, 2002 and in other reports we have filed. You are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require the use of management's estimates. We believe that the most critical accounting policies relate to revenue recognition. This and other accounting policies are described in Note A in the Notes to Consolidated Financial Statements included on Form 10-KSB for the year ended April 30, 2002.


PEERCE'S PLANTATION GL

Renovation of Peerce's Plantation GL began in the spring of 2002. The gound-up renovations are estimated to be 35% completed as of August 31, 2002. While we expect that the restaurant and bar will be open in the third quarter of fiscal 2003, structural damage in some parts of the restaurant was more extensive than originally believed, and could delay the expected opening date. The restaurant and bar will maintain the same original configuration but some areas are being expanded to improve the flow of customers through the restaurant and bar areas. We have hired a general manager and executive chef to operate the restaurant and bar. A director of catering has also been hired to coordinate catered affairs. Restaurant and catering menues are based on traditional Maryland fare with a European flavor and prices for entrees and other items are being set to be competetive in the upscale restaurant market place.


RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine and Adam Leaf and Bean, Inc. sells tobacco, coffee and related products on a retail basis.


RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 2003 AND 2002

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. Our typical publication schedule results in the accrual of revenues and expenses for one issue in the first and third quarters of the fiscal year and the accrual of revenues and expenses for two issues in the second and fourth quarters of the fiscal year. Expenses related to a specific issue are included on the consolidated statements of operations in the quarter in which the revenues for that issue are reported. The publication schedule for Girls' Life is subject to revision without notice.

Publishing sales of Girls' Life decreased $51,000 or 7% in the first quarter of fiscal 2003 from the prior comparable period. The net decrease in sales relates primarily to a decrease in subscription and advertising revenue as partially offset by an increase in revenue from editorial services from third parties. Subscription revenue decreased by $53,000, or 14%, to $323,000 in the first quarter of fiscal 2003 from the prior comparable period. The decline in subscription revenue is attributable to lower remittances from subscription agencies. Girls' Life uses subscription agencies to expand their subscription base. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer. Advertising revenue decreased by $16,000, or 8%, to $196,000 in the first quarter of fiscal 2003 from the prior comparable period. Management believes that advertising revenue is still adversely affected by an industry-wide slowdown in the demand for advertising due to the current slow economy in the United States. Revenue from editorial services to third parties inceased by $20,000 over the same period last year.

Sales of the retail operations, Adam Leaf and Bean tobacco and coffee shop, were $143,000 for the first quarter of fiscal 2003. There were no retail sales for the first quarter of fiscal 2002. Total sales for publishing and the one retail operation increased $92,000 or 12% in the first quarter of fiscal 2003.

Total Cost of goods sold, as a percent of total sales was 105% in the first quarter of fiscal 2003 compared to 69% in the first quarter of fiscal 2002.

Cost of goods sold for publishing, as a percent of sales was 103% in the first quarter of fiscal 2003 compared to 69% in the first quarter of fiscal 2002. The percentage increase was primarily attributable to increased manuscript, mailing costs associated with direct mail promotions and renewals and mailing and printing costs associated with the printing and mailing of materials attributed to revenue from editorial services to third parties.
A postage increase of approximately 8% for periodicals by the United States Postal Service which became effective June 30, 2002 also had an effect on cost of goods sold. In the first quarter of fiscal 2002, certain employees within the organization were reassigned to assist with the start up of Girls' Life Living food court. The salary costs of those employees were capitalized during the first quarter of fiscal 2002.

Cost of goods sold for the retail sales, as a percent of sales was 113% in the first quarter of fiscal 2003. There were no retail sales or costs in the first quarter of fiscal 2002. This high percentage resulted from the commencement of operations of Adam Leaf and Bean in December 2001. Adam
Leaf and Bean is still in its start-up stage but sales increased $40,000 or 39% in the first quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002.

Cost of goods sold include costs that are fixed and do not flucuate with the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 39% for the first quarter of fiscal 2003 compared to 54% in the prior comparable period. The decrease in fiscal 2003 was primarily due to Adam magazine and the Girls Life Living food court being reclassified as discontinued operations for the first quarters of fiscal 2003 and 2002. Other decreases not associated with the discontinued operations included promotional and advertising of $7,000 and salaries of $54,000 in the first quarter of fiscal 2003 and bad debt expense of $23,000 in the first quarter of fiscal 2002.

Other income decreased $67,000 in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.

Revenues and costs associated with Adam magazine and Girls' Life Living food court have been reclassified as discontinued operations for the first quarter of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES


At July 31, 2002, the Company has cash and cash equivalents of approximately $790,000 an increase of $911,000 from the amount at April 30, 2002. The net increase resulted primarily from the reduction of certificates of deposits. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 2002 the Company has $3.16 million in certificates of deposit with maturity dates of less than six months.

At July 31, 2002, the Company estimates that the additional cost needs to complete the renovation of Peerce's Plantation GL and commence operations will be in the range of $575,000 to $675,000.

At July 31, 2002, the Company has no debt with third party lenders.


PART II.         OTHER INFORMATION


ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)          Exhibits

             Number       Description
             ------       -----------

             99.          CEO and CFO Certification of SEC compliance


(b)          Reports on Form 8-K

             The Company filed a report on Form 8-K dated June 4, 2002 to report under item five of Form 8-K, that the Company terminated the publication of Adam Magazine effective immediately.



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   MONARCH SERVICES, INC.



Date   September 16, 2002         By:  /s/  Jackson Y. Dott
       ------------------         -------------------------------
                                  Chief Executive Officer




Date   September 16, 2002          /s/    Marshall Chadwell
       ------------------          -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)