Form 10QSB/A
period 2001-10-31
MONARCH SERVICES INC
filed 2002-12-16
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                              Amendment 2 to

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
                                                      -----
                                                     $8,806
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                      Three Months Ended  Six Months Ended
                                          October 31,       October 31,
                                      ------------------  ----------------

                                          2001     2000     2001     2000
                                          ----     ----     ----     ----

                                     (000's omitted, except per share data)

Net Sales - publishing                  $ 1,439  $ 1,543  $ 2,179  $ 2,284
Cost of goods sold - publishing             946    1,259    1,460    1,867
                                        ------------------------------------
Gross profit                                493      284      719      417
                                        ------------------------------------
Selling, general and
   administrative expenses                  469      305      989      577
                                        ------------------------------------
Income (loss) before other income
      and income taxes                       24      (21)    (270)    (160)

Other income:
    Investment and interest income           77      135      192      251
    Other                                     1       24        2       24
                                        ------------------------------------
                                             78      159      194      275
                                        ------------------------------------
Income (loss) before income taxes           102      138      (76)     115

Income expense (benefit)                     40       53       (8)      45
                                        ------------------------------------
Net income (loss)                            62       85      (68)      70
                                        ====================================

Net earnings (loss) per common
     share-basic and diluted          $     .04      .05     (.04)     .04
                                      ---------------------------------------
Weighted average number of
     shares outstanding - basic       1,619,820 1,619,820 1,619,820 1,619,820
                                      ---------------------------------------
Weighted average number of shares
     outstanding - diluted            1,619,820 1,619,820 1,619,820 1,619,820
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

Cost of goods sold, as a percent of sales was 66% in the second quarter of fiscal 2002 compared to 82% in the second quarter of fiscal 2001. The overall decrease in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 was primarily attributable to a reduction in salary expense, manuscript expense and shipping expense. In an attempt to reduce the overall costs associated with the "Girls' Life Living" facility, certain employees within the organization have been reassigned to assist with the project. The salary costs of employees who have devoted a significant portion of their time to the oversight, design and improvement of the "Girls' Life Living" facility have been capitalized. During the second fiscal quarter of 2002, a total of $53,000 in salary, materials and outside vendor costs have been capitalized as part of the facilities cost.

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

Selling, general and administrative expenses as a percentage of sales were 33% for the second quarter of fiscal 2002 and 20% for the second quarter of fiscal 2001. The increase in fiscal 2002 was due to increased promotional and other costs associated with "Adam" magazine, the Girls Life Living food court, Adam Leaf and Bean and other overhead costs. Overhead costs included increased promotional and advertising expense of $102,000, increased rent of $18,000 as a result of additional space for Girls' Life Living, increased insurance of $17,000, increased travel and entertainment of $5,000 and increased salaries and fringe benefits due to additional employees and salary increases for Adam and Girls' Life Living and general and administrative employees.

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

Cost of goods sold as a percent of sales was 67% during the six months of fiscal 2002 compared to 82% for the six months of fiscal 2001. The overall decrease in the first six months of fiscal 2002 as compared to the first six months of fiscal 2001 was primarily attributable to a reduction in salary expense, manuscript expense and shipping expense. In an attempt to reduce the overall costs associated with the "Girls' Life Living" facility, certain employees within the organization have been reassigned to assist with the project. The salary cost of employees who have devoted a significant portion of their time to the oversight, design and improvement of the "Girls' Life Living" facility have been capitalized. During the six months of fiscal 2002, a total of $118,000 in salary, materials and outside vendor costs have been capitalized as part of the facilities cost.

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

Selling, general and administrative expenses as a percentage of sales were 45% for the six months of fiscal 2002 and 25% for the six months of fiscal 2001. The increase in fiscal 2002 was due to increased promotional and other costs associated with "Adam" magazine, the "Girls Life Living" food court and other overhead costs. Overhead costs included increased rent of $34,000 resulting from the additional space associated with "Girls' Life Living, increased insurance of $17,000, increased depreciation expense of $17,000, increased professional fees of $16,000, increased travel and entertainment of $18,000 and increased salaries and fringe benefits due to additional employees and salary increases for Adam and Girls' Life Living and general and administrative employees.

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

The Company has $5,475,000 in certificates of deposit with maturities ranging from one to three months.

At October 31, 2001, the Company has no debt with third party lenders.




In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date   December 16, 2002           /s/   Jackson Y. Dott
       -----------------           -------------------------------
                                   Chief Executive Officer



Date   December 16, 2002           /s/    Marshall Chadwell
       -----------------           -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)










9