Form 10QSB
period 2002-10-31
MONARCH SERVICES INC
filed 2002-12-16
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  October 31, 2002     COMMISSION FILE NO. 0-8512
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

                              YES [ X ]      NO [   ]

As of October 31, 2002, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]









PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                October 31, 2002
                                               ------------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $  649
  Certificates of deposit                             2,922
  Accounts receivable, net                              366
  Marketable securities available
       for sale                                          32
  Inventory                                             248
  Prepaid expenses                                      164
  Income taxes receivable                               529
                                                      -----
           TOTAL CURRENT ASSETS                       4,910

PROPERTY AND EQUIPMENT
   Leasehold improvements                               362
   Machinery, equipment, furniture and fixtures         518
                                                      -----
                                                        880
   Less accumulated depreciation                       (605)
                                                      -----
                                                        275
   Buildings and other assets held for sale             136
   Investment in Girls' Life Plantation               2,350
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT               2,761
                                                      -----
   Trademarks - net                                      10
                                                      -----
             TOTAL ASSETS                            $7,681
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  304
   Accrued expenses                                      61
   Deferred subscription revenues                     1,525
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,890
                                                     ------
DEFERRED INCOME TAXES                                   230
                                                     ------
STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                  1,793
   Accumulated other comprehensive income (loss)        (15)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               5,561
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $7,681
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         Three Months Ended  Six Months Ended
                                             October 31,       October 31,
                                         ------------------  ----------------

                                             2002     2001     2002     2001
                                             ----     ----     ----     ----

                                         (000's omitted, except per share data)

Net sales - publishing                     $ 1,191  $ 1,439  $ 1,880  $ 2,179
Net sales - retail                             163        0      306        0
                                            -----------------------------------
                                             1,354    1,439    2,186    2,179

Cost of goods sold - publishing              1,054      946    1,767    1,460
Cost of goods sold - retail                    207        0      368        0
                                           ------------------------------------
                                             1,261      946    2,135    1,460
                                           ------------------------------------
Gross profit from continuing
   operations                                   93      493       51      719
                                           ------------------------------------
Selling, general and administrative
   expenses                                    513      415      843      838
                                           ------------------------------------
Income (loss) before other income
      and income taxes                        (420)      78     (792)    (119)

Other income:
    Investment and interest income              33       77       78      192
    Other                                        1        1        5        2
                                           ------------------------------------
                                                34       78       83      194
                                           ------------------------------------
Income (loss) from continuing operations
   before income tax benefit                  (386)     156     (709)      75

Income tax (benefit) expense                  (131)      53     (240)      26
                                           ------------------------------------
Loss from continuing operations               (255)     103     (469)      49
                                           ------------------------------------
Discontinued Operations:
   Operating loss from "Adam" magazine
   (net of income tax benefit of $0
   and $7) for the quarters ended
   October 31, 2002 and 2001 respectively
   and (net of income tax benefit of
   $12 and $20) for the six months
   ended October 31, 2002 and 2001
   respectively                                  0      (21)     (22)     (69)

   Operating loss from "Girls' Life
   Living" food court (net of income
   tax benefit of $6 and $14) for the
   quarter ended July 31, 2001 and for
   the six months ended October 31, 2001         0      (20)       0      (48)

   Gain on disposal of assets from
   "Girls Life Living" food court
   (net of income tax expense of
   $5) for the six months ended
   October 31, 2002                              0        0       11        0
                                           ------------------------------------
Loss from discontinued operations                0      (41)     (11)    (117)
                                           ------------------------------------
Net Income (loss)                          $  (255)   $  62    $(480)  $  (68)

Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                               $ (0.16)    0.06    (0.29)    0.03

Loss from discontinued operations               0     (0.02)   (0.01)   (0.07)
                                           ------------------------------------
Net loss per common share -
   basic and diluted                       $ (0.16)    0.04    (0.30)   (0.04)
                                           ------------------------------------
Weighted average number of
     shares outstanding - basic         1,619,620 1,619,820 1,619,620 1,619,820
                                        ---------------------------------------
Weighted average number of shares
     outstanding - diluted              1,619,620 1,619,820 1,619,620 1,619,820
                                        ---------------------------------------

See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               2002         2001
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $ (480)    $  (68)
  Adjustments to reconcile net loss            ------     ------
     to net cash used by operating
     activities:
     Depreciation and amortization                32         50
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, inventory,
       prepaid expenses, accounts
       payable, accrued expenses,
       and deferred subscription
       revenue                                  (186)      (182)
                                               ------     ------
Total cash used by operating activities         (634)      (200)
                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements         (343)    (2,217)
  Maturity/redemption of certificates
     of deposit                                1,747      1,532
                                               ------     ------
    Total cash provided (used) by
     investing activities                      1,404       (685)
                                               ------     ------
NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                  770       (885)

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF PERIOD                           (121)     1,122
                                               ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $   649    $   237
                                              =======    =======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Girls Life.com and Adam
Leaf and Bean, Inc. and the discontinued operations of "Adam" magazine and "Girls' Life Living" (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending October 31, 2002 and the six months ending October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2002.

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

The average number of magazines sold for two issues during the six months of fiscal year 2003 is set forth in the following table.


Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

   Newsstand Sales                         45,000

   Subscription Sales                     313,000
                                         ---------
      Total Paid Circulation              358,000


   Complimentary Copies                     1,000



The following table sets forth the average number of magazines sold in the domestic and international markets for two issues during the six months of fiscal year 2003.


Geographic Distribution               Number of Magazines Sold
-----------------------               ------------------------

      United States                          309,000

      International                            4,000



NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at October 31, 2002 (in thousands).


Accounts receivable - publishing           $ 415
Accounts receivable - retail                   1
                                           ------
   Total accounts receivable                 416

Less:
  Allowance for doubtful accounts            (50)
                                           ------
                                           $ 366
                                           ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first -out) or market. Inventory at October 31, 2002 is primarily related to the Adam Leaf and Bean operation.


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


NOTE E - DISCONTINUED OPERATIONS

DISCONTINUED PUBLICATION OF ADAM MAGAZINE

Effective with the June/July 2002 issue of "Adam" magazine that went on sale in May 2002, the Company terminated the publication of Adam Magazine. All sales and costs associated with Adam Magazine have been reclassified as Discontinued Operations.

Net sales and loss from discontinued operation of "Adam" magazine are as follows (in thousands):

                                           Six Months Ended October 31,

                                               2002            2001
                                            --------------------------

       Net sales                            $     0         $     0

       Loss from discontinued operations
         (net of tax)                           (22)            (69)


Estimated salary and other termination and exit costs were adjusted during the six months ended October 31, 2002 upon settlement of those obligations. This adjustment (net of tax) resulted in $22,000 of expense to be recognized during the six months ended October 31, 2002.


DISCONTINUED OPERATIONS OF GIRLS LIFE LIVING

Effective July 2002, "Girls Life Living" food court was closed. All sales and costs associated with Girls Life Living has been reclassified as Discontinued Operations.

Net sales and loss from discontinued operations of "Girls Life Living" food court are as follows (in thousands):

                                           Six Months Ended October 31,

                                               2002            2001
                                            --------------------------

       Net sales                            $     8         $      0

       Loss from discontinued operations
         (net of tax)                             0              (48)

       Gain on disposal of assets
         (net of tax)                            11                0


Based upon information available at the time, the Company estimated a loss on the disposal of certain assets of $91,000 as of April 30, 2002. Upon actual disposition of the assets, an adjustment to the accrued loss resulted in a gain of $11,000 (net of tax) to be recognized during the six months ended October 31, 2002.



ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2003 are to the quarter and the six months ending October 31, 2002, and references to fiscal 2002 are to the quarter and six months ending October 31, 2001.


CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 and incorporated herein by reference highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. Included in these risks are our new business lines, history of losses, our fluctuations in operating results, competition and other risks set forth herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2002 and in other reports we have filed. You are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require the use of management's estimates. We believe that the most critical accounting policies relate to revenue recognition.


PEERCE'S PLANTATION GL

Renovation of Peerce's Plantation GL began in the spring of 2002. Structural damage in certain parts of the restaurant building were more extensive than we originally believed and have delayed our opening. We currently expect that the restaurant will open in the fourth quarter of fiscal 2003. Additional difficulties with the renovations including additional structural damage, permitting issues or other issues could result in additional delays in our expected opening date. The restaurant and bar will maintain the same original configuration but some areas are being expanded to improve the flow of customers through the restaurant and bar areas.
We have hired a general manager and executive chef to operate the restaurant and bar. A director of catering has also been hired to coordinate catered affairs. Restaurant and catering menues are based on traditional Maryland fare with a European flavor and prices for entrees and other items are being set to be competetive in the upscale restaurant market place. As of October 31, 2002, we have capitalized $359,000 in improvements for Peerce's Plantation GL.


RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine and Adam Leaf and Bean, Inc. sells tobacco, coffee and related products on a retail basis.


RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 2003 AND 2002

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There is one issue of Girls' Life magazine in the second quarter of fiscal years 2003 and 2002. There is two issues of Girls' Life magazine in the six months of fiscal years 2003 and 2002.

Publishing sales of Girls' Life decreased $248,000 or 17% in the second quarter of fiscal 2003 from the second quarter of fiscal 2002. The net decrease in sales relates primarily to a decrease in subscription, advertising and newsstand revenue as partially offset by an increase in revenue from editorial services from third parties. Subscription revenue decreased by $96,000, or 13%, to $630,000 in the second quarter of fiscal 2003 from the prior comparable period. The decline in subscription revenue is attributable to lower remittances from subscription agencies. We have noticed a trend toward lower subscription remittances from our subscription agencies caused, we believe, by the strong competitive position of the limited number of agencies in the market. We expect this trend to continue. We use subscription agencies to expand our subscription base for Girls' Life Magazine. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer. Advertising revenue decreased by $174,000, or 34%, to $505,000 in the second quarter of fiscal
2003 from the prior comparable period. Management believes that advertising revenue is still adversely affected by an industry-wide decline in the demand for advertising due to the current economic slowdown in the United States. Newsstand revenue decreased by $33,000, or 27%, to $91,000 in the second quarter of fiscal 2003 from the prior comparable period. Revenue from editorial services to third parties increased by $36,000 in the second quarter of fiscal 2003 from the prior comparable period.

Sales of the retail operations, Adam Leaf and Bean tobacco and coffee shop, were $163,000 for the second quarter of fiscal 2003. There were no retail sales for the second quarter of fiscal 2002. Total sales for publishing and the one retail operation decreased $85,000, or 6%, in the second quarter of fiscal 2003.

Total cost of goods sold, as a percent of total sales was 93% in the second quarter of fiscal 2003 compared to 66% in the second quarter of fiscal 2002. Cost of goods sold for publishing, as a percent of sales was 88% in the second quarter of fiscal 2003 compared to 66% in the second quarter of fiscal 2002. The percentage increase in the cost of goods sold for publishing was primarily attributable to increased costs in connection with our book publishing efforts, cost of direct mail promotion and printing costs associated with third party editorial services.

Cost of goods sold for the retail sales, as a percent of sales was 127% in the second quarter of fiscal 2003. There were no retail sales or costs in the second quarter of fiscal 2002. Adam Leaf and Bean is still considered to be in its start-up stage. Sales for Adam Leaf and Bean were $98,000 for the quarter ended April 30, 2002, $143,000 for the quarter ended July 31, 2002 and $163,00 for the quarter ended October 31, 2002.

Cost of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 38% for the second quarter of fiscal 2003 compared to 29% in the prior comparable period. The increase for the second quarter of fiscal 2003 was primarily due to the additional selling, general and administrative costs associated with Adam Leaf and Bean. There were no selling, general and administrative expenses for Adam Leaf and Bean in the second quarter of fiscal 2002. Also costs associated with Peerce's Plantation GL have been classified as selling, general and administrative expenses for the second quarter of fiscal 2003. These costs include salaries for the general manager, chef and director of catering were $48,000 for the three months ended October 31, 2002. Promotional expenses for Girls' Life magazine increased $116,000, or 120 %, for the second quarter of fiscal 2003 compared to the prior comparable period. Although these expenses are taken in the current period, they are intended to benefit future periods. We expect to continue our strategy of promoting Girls' Life Magazine in future periods.

There were no revenues and costs associated with Adam magazine and Girl's Life Living food court for the second quarter of fiscal 2003.

Other income decreased $44,000 in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 2003 AND 2002


Publishing sales of Girls' Life decreased $299,000, or 14%, during the six months of fiscal 2003 from the six months of fiscal 2002. The net decrease in sales relates primarily to a decrease in subscription and advertising revenue as partially offset by an increase in newsstand revenue and revenue from editorial services from third parties. Subscription revenue decreased by $149,000, or 14%, to $953,000 in the first six months of fiscal 2003 from the prior comparable period. The decline in subscription revenue is attributable to lower remittances from subscription agencies. Girl's Life uses subscription agencies to expand their subscription base. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer. Advertising revenue decreased by $190,000, or 26%, to $528,000 in the first six months of fiscal 2003 from the prior comparable period. Management believes that advertising revenue is still adversely affected by an industry-wide decline in the demand for advertising due to the current economic slowdown in the United States. Newsstand revenue increased by $34,000, or 33%, to $136,000 in the first six months of fiscal 2003 from the prior comparable period. Revenue from editorial services to third parties increased by $57,000 in the first six months of fiscal 2003 from the prior comparable period.

Sales of the retail operations, Adam Leaf and Bean tobacco and coffee shop, were $306,000 for the first six months of fiscal 2003. There were no retail sales for the first six months of fiscal 2002. Total sales for publishing and the one retail operation increased $7,000 in the first six months of fiscal 2003.

Total cost of goods sold, as a percent of total sales was 98% in the first six months of fiscal 2003 compared to 67% in the first six months of fiscal 2002. Cost of goods sold for publishing, as a percent of sales was 94% in the first six months of fiscal 2003 compared to 67% in the first six months of fiscal 2002. The percentage increase in the cost of goods sold for publishing was primarily attributable to increased costs in connection with our book publishing efforts, costs of direct mail promotion and printing costs associated with third party editorial services.

Cost of goods sold for the retail sales, as a percent of sales was 120% in the first six months of fiscal 2003. There were no retail sales or costs in the first six months of fiscal 2002. Adam Leaf and Bean is still considered to be in its start-up stage.

Cost of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 39% for the first six months of fiscal 2003 compared to 38% in the prior comparable period. The increase for the first six months of fiscal 2003 was primarily due to the additional selling, general and administrative costs associated with Adam Leaf and Bean. There were no selling, general and administrative expenses for Adam Leaf and Bean in the first six months of fiscal 2002. Also additional direct and indirect costs associated with Peerce's Plantation GL have been classified as selling, general and administrative expenses for the first six months of fiscal 2003. Promotional expenses for Girls' Life magazine increased $118,000, or 118 %, for the first six months of fiscal 2003 compared to the prior comparable period. Although these expenses are taken in the current period, they are intended to benefit future periods. We expect to continue our strategy of promoting Girls' Life Magazine in future periods.

Revenues and costs associated with Adam magazine and Girls' Life Living food court have been reclassified as discontinued operations for the six months of fiscal 2003.

Other income decreased $111,000 in the first six months of fiscal 2003 compared to the first six months of fiscal 2002. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002, the Company has cash and cash equivalents of approximately $649,000 a increase of $770,000 from the amount at April 30, 2002. The increase resulted primarily from the reduction of certificates of deposit. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 2002, the Company has $2,922,000 in certificates of deposit with maturity dates of less than three months.

At Ocotber 31, 2002, the Company estimates that the additional cost needs to complete the renovation of Peerce's Plantation GL and commence operations will be in the range of $400,000 to $500,000.

At October 31, 2002, the Company has no debt with third party lenders.


ITEM 3.                CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to theiling date of this quarterly report, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to any significant deficiencies or material weaknesses.


                      PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.


The 2002 Annual Meeting of Stockholders was held at 10:00 a.m. on October 22, 2002, at the Center Club, Legg Mason Building, 100 Light Street, Baltimore, Maryland.

Results of the proposal for the election of Jackson Y. Dott and Helen Delich Bentley as Class II Directors of the Company to serve until the 2005 annual meeting of stockholders and until their successors are elected and qualified.


A.  Jackson Y. Dott           Votes In Favor          Votes Withheld

                                 1,258,313                312,720


B.  Helen Delich Bentley      Votes In Favor          Votes Withheld

                                 1,258,313                312,720


Results of the proposal to ratify Stegman & Company, as independent auditors of the Company for the fiscal year ending April 30, 2003.


           Votes For        Votes Against        Votes Abstaining

           1,263,859           290,407               16,767




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




Date   December 16, 2002           BY:  /s/ Jackson Y. Dott
       -----------------           -------------------------------
                                   Chief Executive Officer




Date   December 16, 2002           /s/    Marshall Chadwell
       -----------------           -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)


CERTIFICATIONS

I, Jackson Y. Dott, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Monarch Services, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/    JACKSON Y. DOTT


Jackson Y. Dott
President

Date: December 16, 2002



CERTIFICATIONS


I, Marshall Chadwell, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Monarch Services, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/    MARSHALL CHADWELL


Marshall Chadwell
Chief Financial Officer

Date: December 16, 2002






16