Form 10QSB/A
period 2001-10-31
MONARCH SERVICES INC
filed 2003-01-29
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                              Amendment 3 to

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

                              YES [   ]      NO [ X ]






In accordance with the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Monarch Services, Inc.




Date   January 29, 2003            /s/   Jackson Y. Dott
       -----------------           -------------------------------
                                   Jackson Y. Dott
                                   Chief Executive Officer



Date   January 29, 2003            /s/    Marshall Chadwell
       -----------------           -------------------------------
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


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


/s/    JACKSON Y. DOTT


Jackson Y. Dott
Chief Executive Officer

Date: January 29, 2003



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


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


/s/    MARSHALL CHADWELL


Marshall Chadwell
Chief Financial Officer

Date: January 29, 2003




3