Form 10QSB
period 2003-01-31
MONARCH SERVICES INC
filed 2003-03-17
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED  January 31, 2003     COMMISSION FILE NO. 0-8512
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

As of January 31, 2003, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

















PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

         MONARCH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                   January 31, 2003
                                                   ------------------
                                                     (000's Omitted)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                              $  448
  Certificate of deposit                                  2,755
  Accounts receivable, net                                  378

  Marketable securities available
       for sale, net                                         24
  Inventory                                                 220
  Prepaid expenses                                          137
  Income taxes receivable                                   429
                                                          -----
           TOTAL CURRENT ASSETS                           4,391

PROPERTY AND EQUIPMENT
   Leasehold improvements                                   362
   Machinery, equipment, furniture and fixtures             527
                                                          -----
                                                            889
   Less accumulated depreciation                           (618)
                                                          -----
                                                            271
   Buildings and other assets held for sale                  32
   Investment in Peerce's Plantation GL                   2,582
                                                          -----
           TOTAL PROPERTY AND EQUIPMENT                   2,885
                                                          -----
   Trademarks - net                                          10
                                                          -----
             TOTAL ASSETS                                $7,286
                                                          -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                      $  285
   Accrued expenses                                          42
   Deferred subscription revenues                         1,729
                                                         ------
           TOTAL CURRENT LIABILITIES                      2,056
                                                         ------
DEFERRED INCOME TAXES                                       103
                                                         ------
STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                            2
   Capital surplus                                        3,781
   Retained earnings                                      1,359
   Accumulated other comprehensive income (loss)            (15)
                                                         ------
             TOTAL STOCKHOLDERS' EQUITY                   5,127
                                                          -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $7,286
                                                          -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        Three Months Ended     Nine Months Ended
                                           January 31,            January 31,
                                        ------------------     -----------------

                                         2003       2002       2003       2002
                                         ----       ----       ----       ----

                                          (000's omitted, except per share data)

Net Sales - publishing                 $  677    $   659      $ 2,557   $ 2,838
Net Sales - retail                        167         41          473        41
                                       -------------------    ------------------
                                          844        700        3,030     2,879

Cost of goods sold - publishing           748        692        2,515     2,156
Cost of goods sold - retail               169         67          537        71
                                       -------------------    ------------------
                                          917        759        3,052     2,227
                                       -------------------    ------------------
Gross profit (loss) from continuing
   operations                             (73)       (59)         (22)      652
                                       -------------------    ------------------
Selling, general and
   administrative expenses                381        368        1,224     1,195
                                       -------------------    ------------------
Loss before other income
   and income taxes                      (454)      (427)      (1,246)     (543)

Other income:
   Investment and interest income          30         80          109       273
   Other                                    0          1            5         3
                                       -------------------    ------------------
                                           30         81          114       276
                                       -------------------    ------------------
Loss from continuing operations
   before income tax                     (424)      (346)      (1,132)     (267)

Income tax (benefit)                        0       (135)        (240)      (91)
                                       -------------------    ------------------
Net loss from
   continuing operations                 (424)      (211)        (892)     (176)
                                       -------------------    ------------------
Discontinued Operations:
   Operating loss from "Adam"
   magazine (net of income tax
   benefit of $0 and $18) for the
   quarter ended January 31, 2001
   and 2002 (net of income tax benefit
   of $12 and $49) for the nine months
   ended January 31, 2003 and 2002
   respectively                             0        (35)         (22)      (96)

   Operating loss from "Girls'
   Life Living" food court
   (net of income tax benefit of
   $18 and $39) for the quarter
   ended January 31, 2002 and for
   the nine months ended January
   31, 2002                                 0        (34)           0       (76)

   Gain on disposal of assets from
   "Girls Life Living" food court
   (net of income tax expense of
   $5) for the nine months ended
   January 31, 2003                         0          0           11         0

   Loss on assets held for sale            (7)         0           (7)        0

                                      --------------------     -----------------
Loss from discontinued operations          (7)        (69)         (18)    (172)
                                      --------------------     -----------------
Net Income (loss)                     $  (431)     $ (280)       $(910) $  (348)

Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                          $ (0.27)     (0.13)      (0.55)     (0.11)

Loss from discontinued operations        0.00      (0.04)      (0.01)     (0.10)
                                      -------------------     ------------------
Net loss per common share -
   basic and diluted                  $ (0.27)     (0.17)      (0.56)     (0.21)
                                      -------------------     ------------------
Weighted average number of
     shares outstanding - basic       1,619,620 1,619,820    1,619,620 1,619,820
                                      --------------------   -------------------
Weighted average number of shares
     outstanding - diluted            1,619,620 1,619,820    1,619,620 1,619,820
                                      --------------------   -------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Nine Months Ended
                                                        January 31,
                                                     -----------------
                                                     2003         2002
                                                     ----         ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (910)     $  (348)
  Adjustments to reconcile net loss                ------       ------
  to net cash used by operating
  activities:
     Depreciation and amortization                     46           79
     Deferred income taxes                           (127)        (195)
     Increase/decrease in operating
       assets and liabilities:
          Accounts receivable, income
          taxes receivable, inventory,
          prepaid expenses, accounts
          payable, accrued expenses
          and deferred subscription
          revenue                                      56         (332)
                                                   ------       ------
Total cash used by operating activities              (935)        (796)
                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements              (491)      (2,391)
  Proceeds from sales of assets held for
     sale                                              81            0
  Maturity/redemption of certificates
     of deposit                                     1,914        2,274
                                                   ------       ------
    Total cash provided (used) by
      investing activities                          1,504         (117)
                                                   ------       ------
NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                       569         (913)

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF PERIOD                                (121)       1,122
                                                   ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $   448      $   209
                                                   ======       ======

<F1>
See Notes to Consolidated Financial Statements.





                MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Girls Life.com, Inc. and Adam Leaf and Bean, Inc. and the discontinued operations of Adam Magazine, Inc. and Girls' Life Living (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending January 31, 2003 and the nine months ending January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2003. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2002.

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the Internet on the Girls' Life website www.girlslife. com. Newsstand copies are distributed nationally and internationally by Warner Publisher Services, Ingram Periodicals, Inc., and Worldwide Media Services, Inc.

The subscription price of a one year Girls' Life subscription is between $14.95 and $17.85 however the amount realized by the Company may be less if a subscription service is used. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

The average number of magazines sold for four issues during the nine months of fiscal year 2003 is set forth in the following table.


Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

   Newsstand Sales                         50,000

   Subscription Sales                     308,000
                                         ---------
      Total Paid Circulation              358,000


   Complimentary Copies                     1,000



The following table sets forth the average number of magazines sold in the domestic and international markets for four issues during the nine months of fiscal year 2003.


Geographic Distribution               Number of Magazines Sold
-----------------------               ------------------------

      United States                          304,000

      International                            4,000



NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at January 31, 2003 (in thousands).


Accounts receivable - publishing           $ 427
Accounts receivable - retail                   1
                                           ------
   Total accounts receivable                 428

Less:
  Allowance for doubtful accounts            (50)
                                           ------
                                           $ 378
                                           ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first-out) or market. Inventory at January 31, 2003 is primarily related to the Adam Leaf and Bean retail operation.


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

Net sales and loss from discontinued operation of "Adam" magazine are as follows (in thousands):

                                           Nine Months Ended January 31,

                                               2003            2002
                                            --------------------------

       Net sales                            $     0         $     0

       Loss from discontinued operations
         (net of tax)                           (22)            (96)


Estimated salary and other termination and exit costs were adjusted during the nine months ended January 31, 2003 upon settlement of those obligations. This adjustment (net of tax) resulted in $22,000 of expense to be recognized during the nine months ended January 31, 2003.


DISCONTINUED OPERATIONS OF GIRLS LIFE LIVING

Effective July 2002, "Girls Life Living" food court was closed. All sales and costs associated with Girls Life Living have been reclassified as Discontinued Operations.

Net sales and loss from discontinued operations of "Girls Life Living" food court are as follows (in thousands):

                                           Nine Months Ended January 31,

                                               2003            2002
                                            --------------------------

       Net sales                            $     8         $      0

       Loss from discontinued operations
         (net of tax)                             0              (76)

       Gain on disposal of assets
         (net of tax)                            11                0


Based upon information available at the time, the Company estimated a loss on the disposal of certain assets of $91,000 as of April 30, 2002. Upon actual disposition of the assets, an adjustment to the accrued loss resulted in a gain of $11,000 (net of tax) to be recognized during the nine months ended January 31, 2003.


RECENT ACCOUNTING ANNOUNCEMENTS

ACCOUNTING FOR STOCK-BASED COMPENSATION: In December 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects.

ACCOUNTING FOR LONG-LIVED ASSETS: SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The statement's provisions supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS
144 did not have a material impact on results of operations.



ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2003 are to the quarter and the nine months ending January 31, 2003, and references to fiscal 2002 are to the quarter and nine months ending January 31, 2002.


CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002 and incorporated herein by reference highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. Included in these risks are our new business lines, history of losses, our fluctuations in operating results, competition and other risks set forth herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2002 and in other reports we have filed. We also note that there is a substantial possibility that the United States and its allies will engage in armed conflict in Southwest Asia. Any such conflict is likely to have an unpredictable and possibly negative impact on our businesses. You are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We believe the most critical accounting policies relate to revenue recognition associated with subscription sales. The Company currently recognizes income on its magazine subscriptions over the expected life of the subscription.



PEERCE'S PLANTATION GL

Renovation of Peerce's Plantation GL began in the spring of 2002. Structural damage in certain parts of the restaurant building were more extensive than we originally believed and have delayed our opening. We currently expect that the restaurant will open in the first quarter of fiscal 2004. Additional difficulties with the renovations including additional structural damage, permitting issues, weather related delays or other issues could result in additional delays in our expected opening date. The restaurant and bar will maintain the same original configuration but some areas are being expanded to improve the flow of customers through the restaurant and bar areas. We have hired a general manager and executive chef to operate the restaurant and bar. A director of catering has also been hired to coordinate catered affairs. Restaurant and catering menu's are based on traditional Maryland fare with a European flavor and prices for entrees and other items are being set to be competitive in the upscale restaurant market place in central Maryland . As of January 31, 2003, we have capitalized $529,000 in improvements for Peerce's Plantation GL.

ANNUAL MEETING

The 2003 Annual Meeting of Stockholders is currently scheduled to be held at 10 A.M. on October 21, 2003, at Peerce's Plantation Gl,
12460 Dulaney Valley Road, Phoenix, Maryland 21131.


RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine and Adam Leaf and Bean, Inc. sells tobacco, coffee and related products on a retail basis.


RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 2003 AND 2002


The revenues of Girls' Life, Inc. are seasonal in nature.  Girls' Life magazine is published six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There was one issue of Girls' Life magazine in the third quarter of fiscal years 2003 and 2002. There were four issues of Girls' Life magazine in the nine months of fiscal years 2003 and 2002.

Publishing sales of Girls' Life increased $18,000 or 3% in the third quarter of fiscal 2003 from the third quarter of fiscal 2002. The net increase in sales relates primarily to a increase in revenue from editorial services from third parties offset by a decrease in subscription, advertising and newsstand revenue. Subscription revenue was $308,000 and remained relatively consistent in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. There have been declines in subscription revenue in past quarters which are attributable to lower remittances from subscription agencies. We have noticed a trend toward lower subscription remittances from our subscription agencies caused, we believe, by the strong competitive position of the limited number of agencies in the market. We expect this trend to continue. We use subscription agencies to expand our subscription base for Girls' Life Magazine. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer. Advertising revenue decreased by $163,000, or 64%, to $91,000 in the third quarter of fiscal
2003 from the prior comparable period. Management believes that advertising revenue is still adversely affected by an industry-wide decline in the demand for advertising due to current economic conditions in the United States. Newsstand revenue decreased by $7,000, or 7%, to $88,000 in the third quarter of fiscal 2003 from the prior comparable period. Revenue from editorial services to third parties increased by $130,000 in the third quarter of fiscal 2003 from the prior comparable period.

Sales of the retail operations, Adam Leaf and Bean tobacco and coffee shop, increased by $126,000 or 307%, to $167,000 in the third quarter of fiscal 2003 from the prior comparable period. Because Adam Leaf and Bean opened in November 2001, it was better able to promote and advertise for the 2002 holiday season as compared to the 2001 holiday season. Also, Adam Leaf and Bean was not open for the entire 2001 quarter. The combined total sales for publishing and the one retail operation increased $144,000, or 21%, in the third quarter of fiscal 2003.

We believe that Adam Leaf and Bean is still in its start-up stage. We have noted that sales have increased each quarter since opening; however; since third quarter sales includes sales for the holiday season, this trend may not continue in future periods.

Total cost of goods sold, as a percent of total sales was 109% in the third quarter of fiscal 2003 compared to 108% in the third quarter of fiscal 2002. Cost of goods sold for publishing, as a percent of sales was 110% in the third quarter of fiscal 2003 compared to 105% in the third quarter of fiscal 2002. The percentage increase in the cost of goods sold for publishing was primarily attributable to increased costs in connection with our book publishing efforts, cost of direct mail promotion and printing costs associated with third party editorial services. Furthermore, some fixed costs associated with magazine production are incurred regardless of the number of issues that are produced and sold during the quarter. Since we only recognize revenue from one issue in the third quarter, these fixed costs inflate our costs of sales for the third quarter as compared to quarters in which we recognize revenue from two issues.

Cost of goods sold for the retail sales, as a percent of sales was 101% in the third quarter of fiscal 2003 compared to 163% in the third quarter of fiscal 2002. Included in the cost of sales for the three months ended is $3,000 of depreciation expense. Adam Leaf and Bean is still considered to be in its start-up stage.

Cost of goods sold includes certain direct overhead costs that are fixed and do not fluctuate as a result of the sales volume. Certain other costs are not fixed and do fluctuate with the sales volume. As sales increase, we expect the fixed costs to decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 45% for the third quarter of fiscal 2003 compared to 53% in the prior comparable period. Although selling, general and administrative expenses as a percent of sales decreased, actual expenditures for selling, general and administrative increased for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The increase for the third quarter of fiscal 2003 was primarily due to the additional selling, general and administrative costs associated with Adam Leaf and Bean. Also costs associated with Peerce's Plantation GL have been classified as selling, general and administrative expenses for the third quarter of fiscal 2003. These costs which include salaries for the general manager, chef and director of catering, were $77,000 for the three months ended January 31, 2003. Promotional expenses for Girls' Life magazine increased $5,000, or 6 %, for the third quarter of fiscal 2003 compared to the prior comparable period. Although these expenses are recognized in the current period, they may benefit future periods.
We expect to continue our strategy of promoting Girls' Life Magazine, Peerce's Plantation and Adam Leaf and Bean in future periods.

Revenues and costs associated with "Adam" magazine and "Girl's Life Living" food court have been reclassified as discontinued operations for the third quarter of fiscal 2003 and 2002.

Other income decreased $51,000 in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.

One of the two properties classified as held for sale was sold during the third quarter. Gross proceeds from the sale were $81,000 resulting in a loss of $7,000.


RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2003 AND 2002

Publishing sales of Girls' Life decreased $281,000, or 10%, during the nine months of fiscal 2003 from the nine months of fiscal 2002. The net decrease in sales relates primarily to a decrease in subscription and advertising revenue as partially offset by an increase in newsstand revenue and revenue from editorial services from third parties. Subscription revenue decreased by $179,000, or 12%, to $1,266,000 in the first nine months of fiscal 2003 from the prior comparable period. The decline in subscription revenue is attributable to lower remittances from subscription agencies. Girl's Life uses subscription agencies to expand its subscription base. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer. Advertising revenue decreased by $353,000, or 36%, to $619,000 in the first nine months of fiscal 2003 from the prior comparable period. Management believes that advertising revenue is still adversely affected by an industry-wide decline in the demand for advertising due to the current economic slowdown in the United States. Newsstand revenue increased by $27,000, or 14%, to $224,000 in the first nine months of fiscal 2003 from the prior comparable period. Revenue from editorial services to third parties increased by $187,000 in the first nine months of fiscal 2003 from the prior comparable period.

Sales of the retail operations, Adam Leaf and Bean tobacco and coffee shop, were $473,000 for the first nine months of fiscal 2003 compared to sales of $41,000 for the nine months of fiscal 2002. The increase in sales relates to Adam Leaf and Bean beginning operations in November 2001, the third quarter only of fiscal 2002.

We believe that Adam Leaf and Bean is still in its start-up stage. We have noted that sales have increased each quarter since opening; however; since third quarter sales includes sales for the holiday season, this trend may not continue in future periods.

Combined sales for publishing and the one retail operation increased $151,000 in the first nine months of fiscal 2003 from the prior comparable period.

Total cost of goods sold, as a percent of total sales was 101% in the first nine months of fiscal 2003 compared to 77% in the first nine months of fiscal 2002. Cost of goods sold for publishing, as a percent of sales was 98% in the first nine months of fiscal 2003 compared to 76% in the first nine months of fiscal 2002. The percentage increase in the cost of goods sold for publishing was primarily attributable to increased costs in connection with our book publishing efforts, costs of direct mail promotion and printing costs associated with third party editorial services.

Cost of goods sold for the retail sales, as a percent of sales was 114% in the first nine months of fiscal 2003 compared to 173% in the first nine months of fiscal 2002. There were no retail sales or costs in the first six months of fiscal 2002. Adam Leaf and Bean is still considered to be in its start-up stage.

Cost of goods sold includes certain direct overhead costs that are fixed and do not fluctuate as a result of the sales volume. Certain other costs are not fixed and do fluctuate with the sales volume. As sales increase, we expect the fixed costs to decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 40% for the first nine months of fiscal 2003 compared to 42% in the prior comparable period. Actual selling, general and administrative expenses increased $29,000 for the nine months of fiscal 2003 as compared to the nine months of fiscal 2002. The increase in actual expenses for the first nine months of fiscal 2003 was primarily due to the additional selling, general and administrative costs associated with Adam Leaf and Bean. Also additional direct and indirect costs in the amount of $175,000 associated with Peerce's Plantation GL have been classified as selling, general and administrative expenses for the first nine months of fiscal 2003. Promotional expenses for Girls' Life magazine increased $109,000, or 55%, for the first nine months of fiscal 2003 compared to the prior comparable period. Although these expenses are recognized in the current period, they are expected to benefit future periods. We expect to continue our strategy of promoting Girls' Life Magazine, Peerce's Plantation and Adam Leaf and Bean in future periods.

Revenues and costs associated with "Adam" magazine and "Girls' Life Living" food court have been reclassified as discontinued operations for the nine months of fiscal 2003 and fiscal 2002.

Other income decreased $162,000 in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.

One of the two properties classified as held for sale was sold during the third quarter. Gross proceeds from the sale were $81,000 resulting in a loss of $7,000.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2003, the Company has cash and cash equivalents of approximately $448,000 an increase of $569,000 from the amount at April 30, 2002. The increase resulted primarily from the reduction of certificates of deposit. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At January 31, 2003, the Company has $2,755,000 in a certificate of deposit with a maturity date of November 2006.

At January 31, 2003, the Company estimated that the additional cost needs to complete the renovation of Peerce's Plantation GL and commence operations will be in the range of $200,000 to $300,000.

At January 31, 2002, the Company has no debt with third party lenders.


ITEM 3.                CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective.

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



PART II.     OTHER INFORMATION

ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)          Exhibits

             Number        Description
             ------        -----------

             99.1          CEO Certification of SEC compliance
             99.2          CFO Certification of SEC compliance


(b)          Reports on Form 8-K

             No reports have been filed on Form 8-K during this quarter.



In accordance with the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Monarch Services, Inc.


Date   March 17, 2003              BY:  /s/ Jackson Y. Dott
       --------------              -------------------------------
                                   Jackson Y. Dott
                                   Chief Executive Officer



Date   March 17, 2003              /s/    Marshall Chadwell
       --------------              -------------------------------
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


3. Based on my knowledge, this quarterly report does not contain any untrue information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


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


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/    JACKSON Y. DOTT

Jackson Y. Dott
Chief Executive Officer
Date:  March 17, 2003





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


3. Based on my knowledge, this quarterly report does not contain any untrue information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


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


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/    MARSHALL CHADWELL

Marshall Chadwell
Chief Financial Officer
Date:  March 17, 2003