Form 10KSB
period 2003-04-30
MONARCH SERVICES INC
filed 2003-07-29
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                         ----------------------
                            FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 2003   Commission File No. 0-8512
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

     The issuer's revenues for the fiscal year ended April 30, 2003 are $4,436,000.

      As of July 16, 2003, the aggregate market value of the Issuer's common stock held by non-affiliates was $1,243,998.

      As of July 16, 2003, the number of shares outstanding of the Issuer's common stock was 1,619,620.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held in October, 2003 are incorporated by reference into Part III.

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

On November 2, 1999, all remaining machinery and equipment from the games division and remaining inventories and machinery and equipment from the printing and envelope division was sold at auction.

The Company's primary operations during fiscal 2003 was the publication of "Girls' Life" magazine and the operation of "Adam Leaf and Bean" tobacco and coffee shop. During fiscal 2002 the Company invested some resources and management effort in developing and marketing Adam Magazine and Girls Life Living restaurant and analyzing the feasibility of a discount cigarette and liquor store. After analysis of the results of the first three issues of Adam Magazine and the performance of Girls Life Living restaurant during its first seven months of operation, the Board of Directors terminated the publication of Adam Magazine in June 2002 and closed the Girls Life Living restaurant in July 2002. After analysis of the cigarette and liquor business plan, the Board made the determination to focus the Company's resources and management effort on its core business of Girls' Life Magazine, its new business of Adam Leaf & Bean coffee/smoke shop and its proposed business of Peerce's Plantation GL. Accordingly, the Company did not pursue the cigarette and liquor store opportunity. The properties that were acquired for the cigarette and liquor stores were sold during fiscal 2003.

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

During fiscal 2001, management began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 21 and 34. Management decided to proceed with the publication of the magazine and the February /March 2002 premiere issue went on the newsstand for sale in January 2002. The April/May 2002 issue went on the newsstand for sale in March 2002 and the June/July 2002 issue went on the newsstand for sale in May 2002. "Adam" magazine had no sales during the third quarter of fiscal 2002 and minimal sales during the fourth quarter of fiscal 2002 and during the first quarter of fiscal 2003. Despite some success in increasing the distribution of "Adam" magazine through retail outlets, management was unable to generate significant interest from advertisers due to what management believes was an industry-wide slowdown in the demand for advertising in the United States. Without advertising interest, management believed that "Adam" Magazine was not viable at that time. As a result, the publication of "Adam" Magazine was terminated effective with the June/July 2002 issue.


Retail Business

During fiscal 2001, the Company leased a property adjacent to the Company's headquarters in Baltimore, Maryland. The Company established a Girls' Life theme food court on this property called "Girls' Life Living" designed to attract girls in the target market of Girls' Life magazine and their families. "Girls Life Living" started doing business in December 2001. Despite some success in attracting the target market, the restaurant was unable to generate significant or steadily increasing revenues in its first eight months of operations. Without increasing revenues, management determined that Girls Life Living was not viable at that time. As a result, the Company closed Girls Life Living in July 2002. Costs associated with Girls Life Living during fiscal 2002 have been reclassified as discontinued operations. Costs associated with the disposal of assets and improvements were classified as discontinued operations for fiscal 2002. Equipment that was not used in the Company's other operations were classified as held for sale as of April 30, 2002. Costs related to the closing of Girls Life Living were accrued as of April 30, 2002.

In June 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.991 million in cash. The acquisition included "Peerce's Plantation GL", a 350 seat fine dining restaurant and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. Management considered various uses for the property which included formal dining and entertainment. Renovation of Peerce's Plantation GL began in the spring of 2002. Structural damage in certain parts of the restaurant building were more extensive than we originally believed and have delayed our opening. We currently expect that the restaurant will open in the second quarter of fiscal 2004. Additional difficulties with the renovations including additional structural damage, permitting issues, weather related delays or other issues could result in additional delays in our expected opening date.
The restaurant and bar will maintain the same original configuration but some areas are being expanded to improve the flow of customers through the restaurant and bar areas. We have hired a general manager and executive chef to operate the restaurant and bar. A director of catering has also been hired to coordinate catered affairs. Restaurant and catering menu's are based on traditional Maryland fare with a European flavor and prices for entrees and other items are being set to be competitive in the upscale restaurant market place in central Maryland. As of April 30, 2003, we have capitalized $704,000 in improvements and $83,000 in equipment for Peerce's Plantation GL. Depreciation and amortization on real and personal property associated with Peerce's Plantation GL will commence upon the facilities opening. Management estimates that $438,000 in additional capital and operating expenditures will be necessary before the restaurant opens. The additional capital includes $220,000 for improvements, $39,000 for equipment, $49,000 for food and beverage inventory and $130,000 for operating expenses including payrolls.


MARKETING

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website. Newsstand copies are distributed nationally and internationally by Warner Publisher Services, Ingram Periodicals, Inc. and Worldwide Media Services, Inc.

The subscription price of a one-year Girls' Life subscription is between $14.95 and $17.85 however the amount realized by the Company may be less if a subscription service is used. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

The average number of magazines sold for six issues during the twelve months of fiscal year 2003 are set forth in the following table.

    Distribution Channel            Number of Magazines Distributed
    --------------------            -------------------------------

         Newsstand Sales                          50,000

         Subscription Sales                      310,000
                                               ----------
            Total Paid Circulation               360,000


         Complementary Copies                      1,000


The following table sets forth the average number of magazines sold in the domestic and international markets for six issues during the twelve months of fiscal year 2003.

    Geographic Distribution         Number of Magazines Sold
    -----------------------         ------------------------

         United States                     306,000

         International                       4,000



COPYRIGHTS AND TRADEMARKS

The Company's magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.


COMPETITION

Competition in the publishing industry is intense with numerous other publishers, as well as other media, competing for readers and advertising revenue. Most of our competitors in the publishing business have broader and better recognized product offerings and greater experience, depth of management and creative and financial resources than we have. Given these factors, there can be no assurance that we will be able to continue to compete successfully in the publishing industry and the failure to do so may have a material adverse effect on our results of operations.

Competition in the retail cigar industry is intense with numerous other outlets for cigar sales located in the Baltimore, Maryland metropolitan area competing for customers. There is also competition from Internet-based retailers. There can be no assurance that we will be able to compete successfully in the retail cigar industry and the failure to do so may have a material adverse effect on our results of operations.

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


EMPLOYEES

At April 30, 2003, the Company employed 38 executive, administrative, clerical and maintenance personnel. Approximately 13 of the Company's employees work part-time. None of the Company's employees are represented by a union. The Company believes its relations with its employees are good.


Item 2.  DESCRIPTION OF PROPERTY

The Company leases and owns property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains the Company's offices and warehouse facilities. The property is leased through 2007.

2. 4511-4515 Harford Road, Baltimore, Maryland 21214. This property contained the food court that operated under the name "Girls' Life Living". The property was leased through 2005 but due to the closure of Girls' Life Living, the lease was terminated as of July 2002 with no further payments required by the Company.

3. 4313 Harford Road, Baltimore, Maryland 21214. The proposed use of this property was to accommodate existing business and new lines of business, if any. This property was not leased, but owned by the Company. This property was sold in February 2003.

4. 4627 Harford Road, Baltimore, Maryland 21214. The proposed use of this property was to accommodate existing business and new lines of business, if any. This property was not leased, but owned by Adam Corp, a subsidiary of the Company. This property was sold in January 2003.

5. 1407 York Road, Lutherville, Maryland 21093. This property contains the tobacco and coffee shop that operates under the name "Adam Leaf and Bean". The property is leased through October 2004.

The Company leases the 4517 Harford Road property from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, management believes the terms of the lease with Mr. Dott are comparable to lease terms for like properties in the same geographic area.

In June of 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.91 million in cash.
The acquisition includes Peerce's Plantation GL, a 350 seat fine dining restaurant and bar with liquor license, a 6,000 square foot house, and
14.74 acres with a horse stable zoned for residential development. The property is not currently used in the Company's operations and no portion of the property is leased to a tenant. The Company is currently renovating a portion of this property to prepare for the opening of the proposed Peerce's Plantation GL, an upscale restaurant. Any additional delays in opening Peerce's Plantation GL will have an additional negative effect on our results of operations. The Company believes that the property is adequately covered by insurance. Since the property is not yet in service, there was no depreciation expense recorded on this property for fiscal 2002 or fiscal 2003. The method of depreciation and life of the property has not been determined since no cost allocation has been performed to determine what part of the property is depreciable or not depreciable. As of April 30, 2003, we have capitalized $704,000 in improvements, $83,000 in equipment and $240,000 have been charged to expense during fiscal 2003 for Peerce's Plantation GL.


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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        NONE


                                PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Common Stock Market Prices and Dividends

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAHI. The number of stockholders of record on July 16, 2003 was approximately 524.

High and low closing sale prices for the last two years were:

                         Fiscal 2003                Fiscal 2002
Quarter                     Price                      Price
Ended                  High        Low            High        Low
                     -------     -------        -------     -------
July 31                2.00        2.00           2.95        2.95
October 31             1.35        1.35           2.88        2.88
January 31             1.22        1.22           2.48        2.48
April 30               1.30        1.30           2.26        2.26


Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The Company has not paid any cash dividends since April 1987. Although the board of directors will continue to consider the resumption of dividends, there can be no assurance as to the timing or amount of any future dividends.


                   EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                              Number of
                                                              securities
                                                              remaining
                              Number of                      available for
                             securities to    Weighted-     future issuance
                              be issued        average        under equity
                                upon           exercise       compensation
                             exercise of       price of          plans
                             outstanding     outstanding      (excluding
                               options         options         securities
                            warrants and       warrants       selected in
                               rights        and rights       column (a))
                                (a)              (b)              (c)
----------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                       250,000          $ 3.32           50,000
----------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                         -0-              -0-              -0-
----------------------------------------------------------------------------

        Total                 250,000          $ 3.32           50,000
----------------------------------------------------------------------------



Item 5A. CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-KSB) and oral statements made by or on behalf of our employees and representatives that may contain "forward-looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "will", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The
We highlight below some of the more important risks that we have identified, but you should no assume these to be the only factors that could affect our future performance. Included in these risks is our new business lines, history of losses, our fluctuations in operating results, competition and other risks set forth herein and in other reports we have filed. you are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


CAUTIONARY LANGUAGE REGARDING NEW BUSINESS LINES

We are currently working on certain new lines of business including the tobacco and coffee shop called "Adam Leaf and Bean" and the upscale family restaurant called "Peerce's Plantation GL". As disclosed below under the caption "Results of Operations," we have invested a portion of our capital in developing these new business lines and we expect to continue investing our capital in exploring these and other business lines in the future. As we commence or continue operations with these new business lines, we expect that they will require additional capital investment and management attention. We expect any new business will incur significant expenses for personnel and marketing, among other items and that such expenses will precede revenues. If we decide not to go forward with these new business lines, we do not expect to recover our invested capital. Due to limited resources, we have not commissioned third-party scientific marketing or other studies of the viability of these or other business lines, nor do we have the capacity to conduct such studies internally. In lieu of such studies, we have relied on the experience of our management team and internal analysis by our management and staff in evaluating new lines of business. Our analysis may be incomplete or based upon incomplete or incorrect data. In light of the risks of any new business enterprise and the limited analysis permitted by our resources, we cannot be sure that "Adam Leaf and Bean" and "Peerce's Plantation GL" or other business lines that we may consider, will be profitable and we may lose our entire investment in such business lines. We intend to continue to consider additional business lines and, accordingly, we expect to continue to incur expenses for exploring new business lines for the foreseeable future.


PEERCE'S PLANTATION GL

Renovation of Peerce's Plantation GL began in the spring of 2002. Structural damage in certain parts of the restaurant building were more extensive than we originally believed and have delayed our opening. We currently expect that the restaurant will open in the second quarter of fiscal 2004. Additional difficulties with the renovations including additional structural damage, permitting issues, weather related delays or other issues could result in additional delays in our expected opening date. We have hired a general manager and executive chef to operate the restaurant and bar. A director of catering has also been hired to coordinate catered affairs. As of April 30, 2003, we have capitalized $704,000 in improvements, $83,000 in equipment and $240,000 have been charged to expense during fiscal 2003 for Peerce's Plantation GL. Any additional delays in opening Peerce's Plantation GL will have an additional negative effect on our results of operations.


HISTORY OF OPERATING LOSSES

We have reported losses from continuing operations in three of the past five years and net losses in three of the past five years. There can be no assurance that our business strategies and tactics will be successful and that we will be profitable in future periods.


COMPETITION

Competition in the publishing industry is intense with numerous other publishers, as well as other media, competing for readers and advertising revenue. Most of our competitors in the publishing business have broader and better recognized product offerings and greater experience, depth of management and creative and financial resources than we have. Given these factors, there can be no assurance that we will be able to continue to compete successfully in the publishing industry and the failure to do so may have a material adverse effect on our results of operations.

Competition in the retail cigar industry is intense with numerous other outlets for cigar sales located in the Baltimore, Maryland metropolitan area competing for customers. There is also competition from internet-based retailers There can be no assurance that we will be able to compete successfully in the retail cigar industry and the failure to do so may have a material adverse effect on our results of operations.

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


CONTROL BY PRINCIPAL STOCKHOLDERS

A. Eric Dott and, his son, Jackson Y. Dott, the Company's Chairman and President, respectively, beneficially own an aggregate of approximately
41% of our outstanding voting securities. Accordingly, these stockholders have the ability, acting together, to exercise significant control over fundamental corporate transactions requiring stockholder approval, including without limitation the election of Directors, approval of merger transactions and sales of all or substantially all of our assets.


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


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine and Adam Leaf and Bean, Inc. sells tobacco, coffee and related products on a retail basis.

For the purpose of management's discussion of the results of operations of fiscal 2003 compared to fiscal 2002, references to fiscal 2003 are to the 12 months ending April 30, 2003, and references to fiscal 2002 are to the 12 months ending April 30, 2002.


RESULTS OF OPERATIONS FISCAL 2003 COMPARED TO FISCAL 2002

Publishing sales of Girls' Life decreased $605,000, or 14%, to $3,834,000 in fiscal year 2003 from fiscal year 2002. The net decrease in sales relates primarily to a decrease in subscription and advertising revenue as partially offset by an increase in newsstand revenue and revenue from editorial services from third parties. Subscription revenue decreased by $148,000, or 7%, to $1,907,000 in fiscal year 2003 from fiscal year 2002. The decline in subscription revenue is attributable to lower remittances from subscription agencies. Girl's Life uses subscription agencies to expand its subscription base. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer. Advertising revenue decreased by $434,000, or 32%, to $909,000 in fiscal year 2003 from fiscal year 2002. We believe that advertising revenue is still adversely affected by an industry-wide decline in the demand for advertising due to the current economic slowdown in the United States. Newsstand revenue increased by $6,000, or 1.5%, to $438,000 in fiscal year 2003 from fiscal year 2002. Revenue from editorial services to third parties increased by $85,000, or 17%, to $572,000 in fiscal year 2003 from fiscal year 2002.

Sales of the retail operations, Adam Leaf and Bean tobacco and coffee shop, increased $458,000, or 316%, in fiscal year 2003 from fiscal year 2002.
The increase in sales is due to fiscal year 2003 having a full year of sales while fiscal 2002, which began operations in November 2001, had only six months of sales. Cigar sales increased $350,000 or 418%, to $434,000 in fiscal year 2003 from fiscal year 2002. Sales of coffee and drinks increased 30% in fiscal 2003, however management has determined that the sales volume did not justify the cost of labor needed to staff the coffee operations and is investigating ways to better utilize the existing 600 square feet of space. Consideration is being given to reconfiguring the space in an attempt to increase sales.

Adam Leaf and Bean sales have increased each quarter since opening; however; this trend may not continue in future periods.

Combined sales for publishing and the one retail operation decreased $147,000 or 3%, to $4,436,000 for fiscal year 2003 from fiscal year 2002.

Total cost of goods sold, as a percent of total sales was 94% in fiscal year 2003 compared to 76% in fiscal year 2002. Cost of goods sold for publishing, as a percent of sales was 90% in fiscal year 2003 compared to 73% in fiscal year 2002. The percentage increase in the cost of goods sold for publishing was primarily attributable to increased costs in connection with our book publishing efforts, costs of direct mail promotion and printing costs associated with third party editorial services.

Cost of goods sold for the retail sales, as a percent of sales was 115% in fiscal year 2003 compared to 153% in fiscal year 2002. There were no retail sales or costs in the first six months of fiscal year 2002.

Cost of goods sold includes certain direct overhead costs that are fixed and do not fluctuate as a result of the sales volume. Certain other costs are not fixed and do fluctuate with the sales volume. As sales increase, we expect the fixed costs to decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 38% in fiscal year 2003 compared to 36% in fiscal year 2002. Actual selling, general and administrative expenses increased $23,000 in fiscal year 2003 compared to fiscal year 2002. The increase in actual expenses for fiscal year 2003 was primarily due to the additional selling, general and administrative costs associated with Adam Leaf and Bean and Peerce's Plantation GL. Direct and indirect costs in the amount of $240,000 associated with Peerce's Plantation GL have been classified as selling, general and administrative expenses in fiscal year 2003. The costs are comprised primarily of $157,000 in salaries, $22,000 in promotion and $18,000 in personal property taxes on the property. Promotional expenses for Girls' Life magazine increased $159,000, or 67%, for fiscal year 2003 compared to fiscal year 2002. Promotional expenses for Peerce's Plantation GL and Adam Leaf and Bean were $22,000 and $6,000 for the fiscal year 2003, respectively. Although these expenses are recognized in the current period, we are expect them to benefit future periods. We expect to continue our strategy of promoting Girls' Life Magazine, Peerce's Plantation and Adam Leaf and Bean in future periods.

Revenues and costs associated with "Adam" magazine and "Girls' Life Living" food court have been classified as discontinued operations for fiscal years 2003 and 2002.

Both of the two properties classified as held for sale were sold during the third and fourth quarters of fiscal year 2003. Gross proceeds from the sales were $106,000 resulting in a loss after tax benefits of $11,000.


Other income decreased $175,000 in fiscal year 2003 to $148,000 from $323,000 in fiscal year 2001. The fiscal year 2003 decrease was primarily due to the decrease in interest income in the amount of $176,000 as a result of lower balances of cash invested in certificates of deposit and lower interest rates and an increase in other miscellaneous income in the amount of $1,000.

As a result of the Job Creation and Worker Assistance Act of 2002 (the "2002 Act") that was signed by President Bush in March 2002, entities with net operating losses are allowed to carryback those losses five years. Prior to the 2002 Act, loss carrybacks were only permitted for two years. The Company has only recorded tax benefits to the extent carryback claims are available and has not recorded any tax benefit associated with the future realization of operating losses. These carryback claims are for federal income tax purposes only. Income tax benefits attributable to continuing operations was $259,000 for 2003 compared to $64,000 for 2002. The income tax benefit associated with discontinued operations was $7,000 for 2003 and $265,000 for 2002. The Company's effective rate for the fiscal year 2003 was (20)% compared to (29)% in 2002.

Income tax benefits recognized in the financial statements for 2003 and 2002 were to the extent that the Company had carryback claims available. The Company has exhausted all available federal carryback claims and has a state carryback claim in the amount of $16,000 as of April 30, 2003.

The Company has approximately $2,092,000 in federal net operating loss carryforwards as of April 30, 2003. These loss carryforwards expire in 2022 and 2023. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not". Accordingly, a valuation allowance has been established for the entire net deferred tax assets. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We believe that our most critical accounting policies relate to revenue and expense recognition associated with magazine subscriptions. We currently recognize income on magazine subscriptions over the expected life of the subscription. Costs incurred to attract new subscribers are expensed as incurred.


LIQUIDITY AND SOURCES OF CAPITAL

At April 30, 2003, we had cash and cash equivalents of approximately
$524,000 an increase of $645,000 compared to a cash overdraft of approximately ($121,000) as of April 30, 2002. We received $2,079,000 in cash from the redemptions of certificates of deposit during fiscal
2003. As of April 30, 2003, we had investments in certificates of deposit in the amount of $2,590,000. As we enter into new lines of business there results a need for greater capital investment. In June 2001, we purchased improved real estate, what is now referred to as "Peerce's Plantation GL" for $1.991 million in cash. Since that time, we have capitalized approx-imately $704,000 of improvements and $83,000 in equipment associated with "Peerce's Plantation GL. We experienced a net decrease in our accounts receivable of $51,000 from last year primarily due to lower advertising sales. Prepaid expenses decreased $63,000 compared to the prior year primarily because prior year prepaid postage was expensed in the current period for Girls' Life and because of an increase in prepaid insurance and property taxes for the current year. The decrease in income taxes receivable over the prior year represents the federal carryback claim being received. Deferred subscription revenue increased as recent marketing efforts have resulted in the addition of new subscribers as well as the renewal of existing subscribers. Deferred subscription revenue is also affected by the timing of renewals, which can be affected by the timing of direct mail advertising. The sale of two buildings previously classified as assets held for sale resulted in net proceeds of $106,000.

At April 30, 2003, the Company had no debt with third-party lenders other than the cash overdraft.

During fiscal 2003, cash and cash equivalents ranged from a cash overdraft of approximately ($121,000) to $524,000. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

Management believes that existing cash and cash equivalents, and certificates of deposit together with cash generated from operations and investing activities, will be sufficient to meet the Company's liquidity and capital needs for the next 12 months.


IMPACT OF INFLATION AND CHANGING PRICES

The price of paper is a significant expense of the Company's publishing business. Paper price increases may have an adverse effect on the Company's future results. Postage for the magazine distribution is also a significant expense of the Company. The Company uses the U.S. Postal Service for distribution of its magazine. Postage costs increase periodically and can be expected to increase in the future. No assurances can be given that we can pass such cost increases through to our customer.

Item 7.     FINANCIAL STATEMENTS

Consolidated Statement of Financial Condition
------------------------------------------------------------
April 30,                                          2003
------------------------------------------------------------
                                             (000's Omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                      $  524
   Certificates of deposit                         2,590
   Accounts receivable, net                          379
   Marketable securities available
       for sale, net                                  32
   Inventory                                         201
   Prepaid expenses                                   54
   Income taxes receivable                            16
                                                 -------
                   TOTAL CURRENT ASSETS            3,796

PROPERTY AND EQUIPMENT
   Leasehold improvements                            367
   Machinery, equipment, furniture and
      fixtures                                       479
                                                  -------
                                                     846
   Less accumulated depreciation                    (571)
                                                  -------
                                                     275
   Investment in Peerce's Plantation GL            2,779
                                                  -------
            TOTAL PROPERTY AND EQUIPMENT           3,054
                                                  -------
   Trademarks - net                                    9
                                                  ------
                  TOTAL ASSETS                    $6,859
                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                               $  261
   Accrued expenses                                   82
   Deposits held in escrow                             7
   Deferred subscription revenue                   1,482
                                                  -------
                  TOTAL CURRENT LIABILITIES        1,832
                                                  -------
STOCKHOLDERS' EQUITY
   Common Stock-par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                     2
   Capital surplus                                 3,781
   Retained earnings                               1,253
   Accumulated other comprehensive income (loss)      (9)
                                                  -------
                   TOTAL STOCKHOLDERS' EQUITY      5,027
                                                  -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $6,859
                                                  =======

<F1>
See Notes to Consolidated Financial Statements.

Item 7.             FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
-----------------------------------------------------------------------
Years Ended April 30,                            2003        2002
-----------------------------------------------------------------------

                               (000's Omitted, except share information)
Net Sales - publishing                        $ 3,833      $ 4,438
Net Sales - retail                                603          145
                                              ----------------------
                                                4,436        4,583

Cost of goods sold - publishing                 3,467        3,245
Cost of goods sold - retail                       691          222
                                              ----------------------
                                                4,158        3,467
                                              ----------------------
Gross profit from continuing
   operations                                     278        1,116
                                              ----------------------
Selling, general and administrative
   expenses                                     1,680        1,657
                                              ----------------------
Loss before other income and
   income taxes                                 (1,402)       (541)

Other income:
   Investment and interest income                 143          319
   Other                                            5            4
                                              ----------------------
                                                  148          323
                                              ----------------------
Loss from continuing operations
   before income tax benefit                   (1,254)        (218)

Income tax (benefit)                             (259)         (64)
                                                --------------------
Net loss from continuing operations              (995)        (154)

Discontinued Operations:

   Operating loss from "Adam" magazine
      (net of income tax benefit of
      ($7 and $158) for the years
       ended April 30, 2003 and
       2002, respectively                         (27)        (382)

   Operating loss from "Girls Life
      Living" food court (net of
      income tax benefit of $69 for
      for the year ended April 30,
      2002                                          0         (168)

   Gain (loss) on disposal of assets
      from "Girls Life Living" (net
      of income tax expense (benefit)
      of $3 and $(38)) for the years
      ended April 30, 2003 and 2002,
      respectively                                 13          (91)

   Loss on assets held for sale
      (net of tax benefit of $3)
       for the year ended April
       30, 2003.                                  (11)           -

                                             -----------------------
Loss from discontinued operations                 (25)        (641)
                                             -----------------------
Net loss                                     $  (1,020)    $  (795)
                                             =======================
Net loss per common share -
      basic and diluted:

Loss from continuing
     operations per share                    $  (.61)      $  (.09)

Loss from discontinued operations               (.02)         (.40)
                                             -----------------------
Net loss per common share -
      basic and diluted                      $  (.63)      $  (.49)
                                             =======================
Weighted average number of shares
     outstanding - basic                     1,619,620     1,619,820
                                             -----------------------
Weighted average number of shares
     outstanding - diluted                   1,619,620     1,619,820
                                             -----------------------

<F1>
See Notes to Consolidated Financial Statements.

Item 7.                FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
------------------------------------------------------------------
Years Ended April 30, 2003 and 2002
------------------------------------------------------------------

                   (000's omitted, except shares outstanding data)

                                                               Total
                    Common  Paid in  Retained Comprehensive Stockholders'
                    Stock   Capital  Earnings Income (loss)   Equity
                  --------- -------  --------  ------------ ------------

Balance
April 30, 2001         2    3,781    3,068      (14)          6,837

Other comprehensive
income - unrealized
gain on marketable
securities avail-
able-for sale                                     5               5

Net loss                              (795)                    (795)
                                                            --------
Total comprehensive
   income (loss)                                               (790)
                   -----  -------  -------   -------        --------
Balance,
April 30, 2002     $   2  $ 3,781  $ 2,273   $   (9)       $  6,047

Other comprehensive
income - unrealized
loss on marketable
securities avail-
able-for sale                            -                        -

Net loss                            (1,020)                  (1,020)
                                                            --------
Total comprehensive
   income (loss)                                             (1,020)
                   -----  -------  -------   -------        --------
Balance,
April 30, 2003     $   2  $ 3,781  $ 1,253   $   (9)      $   5,027
                   =================================================

Shares Outstanding:  April 30, 2002    1,619,820
                     April 30, 2003    1,619,620

<F1>
See Notes to Consolidated Financial Statements.

Item 7.               FINANCIAL STATEMENTS (Continued)


Consolidated Statements of Cash Flows
-------------------------------------------------------------------
Year Ended April 30,                              2003         2002
-------------------------------------------------------------------
                                                 (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $ (1,020)      $ (795)
   Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Depreciation and amortization                   58          104
     Gain on disposal of assets, net                 (2)         158
     Obsolete inventory                               0           40
     Bad debt expense                                18           26
     Deferred income taxes                         (230)         (32)
     Increase/decrease in operating
       assets and liabilities:
        Accounts receivable, gross                   51         (187)
        Inventory                                    50         (291)
        Prepaid expenses                             63          (67)
        Accounts payable                           (138)         114
        Accrued expenses                              5           10
        Income taxes receivable                     277         (181)
        Deferred subscription revenue                86          (93)
        Deposits held in escrow                       7            -
                                                 --------------------
Total cash used by operating
      activities                                   (775)      (1,194)
                                                 --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                      137            -
  Purchases of property and equipment              (794)      (2,381)
  Trademark costs                                    (2)          (6)
  Maturity/redemption of certificates
     of deposit                                   2,079        2,338
                                                 --------------------
    Total cash provided (used) by
      investing activities                        1,420          (49)
                                                 --------------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                645       (1,243)

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF YEAR                                (121)       1,122
                                                 --------------------
CASH AND CASH EQUIVALENTS (OVERDRAFT)
  END OF YEAR                                  $    524     $   (121)
                                                =====================
Non-cash investing activities:
   Transfer of property and equipment
      to assets held for sale                  $      0      $   136
                                                =====================

<F1>
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Monarch Services, Inc. and its wholly owned subsidiaries, Girls' Life, Inc., Girlslife.Com, Inc., Adam Leaf and Bean, Inc. and the discontinued Adam Magazine and Girls Life Living, Inc. ("collectively the Company"). Consolidation has resulted in the elimination of all significant intercompany balances and transactions. Certain reclass-ifications have been made to amounts previously reported to conform with the classifications made in 2003. The limited sales and costs of Girlslife. Com, Inc. has been included with Girl's Life, Inc. The limited sales and all costs of Adam Magazine and Girls Life Living, Inc. have been reclassified as discontinued operations.

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

Girlslife.com, Inc. was incorporated on January 24, 2000 in the State of Maryland. Sales for this subsidiary were minimal in fiscal year 2003. Sales for Girlslife.com have been included in the total sales of Girl's Life magazine for the fiscal year 2003.

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

REVENUE RECOGNITION: The Company recognizes revenue in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101") whereby revenue related to subscriptions for its magazines is recognized upon shipment of the magazine to the subscriber. Deferred subscription revenue represents amounts collected for subscriptions of the magazine not yet issued. Costs incurred to attract new subscribers are expensed as incurred.

CASH EQUIVALENTS: For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE: Girls' Life sells its magazine through distributors and direct individual subscriptions. Receivables consist of advertising income and sales of magazines through the distributors for issues released prior to April 30. Services for publishing and editing are also included in accounts receivable. Adam Leaf and Bean sells tobacco products to the general public as cash or charge sales. Receivables consist of charge sales that were not received as of April 30, 2003.

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

RESEARCH AND DEVELOPMENT COSTS: The Company had no research and development costs during the fiscal year 2003.

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

STOCK-BASED COMPENSATION ARRANGEMENTS: The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation
- Transition and Disclosure". No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to the market value of the under-lying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the two years ended April 30.

(In thousands, except per share data)                 2003        2003
-----------------------------------------------------------------------
Net loss, as reported                              $ (1,020)   $  (795)
Less proforma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                   (106)      (125)
                                                   --------------------
Pro forma net loss                                 $ (1,126)   $  (920)

Net loss per share:
  Basic - as reported                              $  (0.63)   $ (0.49)
  Basic - pro forma                                $  (0.70)   $ (0.57)
  Diluted - as reported                            $  (0.63)   $ (0.49)
  Diluted - pro forma                              $  (0.70)   $ (0.57)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE B - DISCONTINUED OPERATIONS:

DISCONTINUED PUBLICATION OF ADAM MAGAZINE:

Effective with the June/July 2002 issue of "Adam" magazine on sale in May 2002, the Company terminated the publication of Adam Magazine. All sales and costs associated with Adam magazine have been reclassified as Discontinued Operations for the year ended April 30, 2002 and 2001.

Net sales and loss from discontinued operation of "Adam" magazine are as follows (in thousands):

                                         Years Ended April 30,
                                           2003        2002
---------------------------------------------------------------------
Net sales                                 $    0      $  9

Loss from discontinued
   operations (net of tax)                   (27)     (382)


Estimated salary and other termination and exit costs were adjusted during the twelve months ended April 30, 2003 upon settlement of those obligations. This adjustment (net of tax) resulted in $27,000 of expense to be recognized during the twelve months ended April 30, 2003.

DISCONTINUED OPERATIONS OF GIRLS LIFE LIVING:

Effective July 2002, "Girls Life Living" food court was closed. All sales and costs associated with Girls Life Living have been reclassified as Discontinued Operations for the year ended April 30, 2003 and 2002.

Net sales and loss from discontinued operation of "Girls Life Living" food court is as follows (in thousands):

                                         Years Ended April 30,
                                           2003        2002
---------------------------------------------------------------------
Net sales                                 $    8      $ 17

Loss from discontinued
   operations (net of tax)                     0      (168)

Gain (loss) on disposal of assets
   (net of tax)                               13       (91)


Based upon information available at the time, the Company estimated a loss on the disposal of certain assets of $91,000 as of April 30, 2002. Upon actual disposition of the assets, an adjustment to the accrued loss resulted in a gain of $13,000 (net of tax) to be recognized during the twelve months ended April 30, 2003.


NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at April 30, 2003 (in thousands):

Accounts Receivable - publishing     $  426
Accounts Receivable - retail              3
                                     -------
                                        429
Less:
  Allowance for doubtful accounts      ( 50)
                                     -------
      Accounts receivable, net       $  379
                                     =======

Bad debt expense charged to operations was $18,440 and $26,000 for the years ended April 30, 2003 and 2002, respectively.


NOTE D - CERTIFICATES OF DEPOSIT

As of April 30, 2003, investments in certificates of deposit consisted of the following (in thousands):

       Rate                Maturity                Amount
      ------              ----------            ------------

       4.40%               11/20/06              $ 2,590

                                                ============

The certificates of deposit are in excess of federal insurance limits.

NOTE E - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

At April 30, 2003, the cost and estimated fair value of marketable securities, available-for-sale is as follows (in thousands):

                                Unrealized      Unrealized     Estimated
                       Cost       Gains            Loss        Fair Value
                     ------------------------------------------------------
Equity Securities      $ 48       $  -            $ 16           $ 32
                     ======================================================

NOTE F - INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the federal statutory rate is as follows:

-----------------------------------------------------------------------------
Years Ended April 30,                                         2003      2002
-----------------------------------------------------------------------------

Federal income tax (benefit) expense at statutory rate        (34)%      (34)%
Non-deductible items                                            1          1
State income taxes, net of federal benefit                      -          -
Limitation of previously unrecognized tax benefits
  due to availability of loss carryback claims                 13          -
Other                                                           -          4
                                                              ----       ----
                                                              (20)%      (29)%
                                                              ====       ====

The deferred tax assets (liabilities) result from the following temporary differences (in thousands):
--------------------------------------------------------------
April 30,                                           2003
--------------------------------------------------------------
Deferred tax assets:
  Financial statement accruals, net              $   11
  Allowances for accounts receivable                 19
  Unrealized loss on marketable securities
    available-for-sale                                6
  Net operating loss carryforward                   711
                                                 --------
       Total deferred tax assets                    747

       Vaulation allowance                         (732)

Deferred tax liabilities:
    Property and equipment                          (15)
                                                 --------
Net deferred tax assets                          $   -
                                                 ========

Income tax benefits in the financial statements for 2003 and 2002 were recognized to the extent that the Company had carryback claims available. The Company has exhausted all available federal carryback claims and has a state carryback claim in the amount of $16,000 as of April 30, 2003.

The Company has approximately $2,092,000 in federal net operating loss carryforwards as of April 30, 2003. These loss carryforwards expire in 2022 and 2023. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not". Accordingly, a valuation allowance has been established for the entire net deferred tax assets. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.

Cash payments for state income taxes were $16,238 and $0 for the years ended April 30, 2003 and 2002, respectively.

NOTE G - PROFIT-SHARING PLAN

During fiscal year 2002, the original profit sharing plan was changed to a 401(k) defined contribution plan that allows employees to make contributions to their individual 401(k) plan through payroll deductions. The Company made no contributions to the original profit sharing plan or the new 401(k) plan in fiscal years 2003 and 2002.

NOTE H - STOCK OPTION PLANS

The Company's Omnibus Stock Option Plan (the "Omnibus Plan") provides for the granting of certain types of qualified and nonqualified stock options to directors, executive officers and key employees on a periodic basis at the discretion of the Company's Board of Directors. The Company has reserved 300,000 shares of common stock under the Omnibus Plan.

Options for 40,000, 10,000 and 200,000 shares of common stock were granted during the years ended April 30, 2003, April 30, 2001 and 2000, respectively. The options begin to vest at an annual rate of 25% after the completion of one year of service following the date of grant.

                              Stock Options
   -------------------------------------------------------------------------
                                     2003                  2002
   -------------------------------------------------------------------------
                                             Weighted              Weighted
                                    Number   Average      Number   Average
                                      of     Exercise       of     Exercise
                                    Shares    Price       Shares    Price

     Balance, beginning of year     210,000    $3.73      210,000    $3.73

     Granted                         40,000     1.20          -         -

     Cancelled                          -         -           -         -

     Exercised                          -         -           -         -
                                    -------               -------
     Balance, end of year           250,000    $3.32      210,000    $3.73
                                    =======               =======

     Weighted average fair value of
       options granted during the year         $0.75                 $ -
                                               =====                 =====



                             Options Outstanding       Options Exercisable
                             -------------------       -------------------
                             Weighted    Weighted                    Weighted
                     Number   Average     Average       Number        Average
    Range of           of    Remaining   Exercise         of         Exercise
    Exercise Price   Shares  Life(years)   Price        Shares         Price

        $3.58        120,000    l.8        $3.58        90,000         $3.58
        $3.94         80,000    1.8        $3.94        60,000         $3.94
        $3.81         10,000    2.3        $3.81         5,000         $3.81
        $1.20         40,000    2.3        $1.20           -           $1.20
                     -------                           -------
                     250,000    1.9        $3.32       155,000         $3.73
                     =======                           =======


The fair value of the options granted that began to vest during 2003 and 2002 were estimated using the Black-Scholes option-pricing model and used the following assumptions for the 2002 and 2001 grants:

                               2002 Grants    2001 Grants
                               -----------    -----------
Dividend yield                      0%             0%
Expected volatility                75%            74%
Risk-free interest rate          4.93%          4.99%
Expected lives (in years)           5              5


NOTE I - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and warehouse and other facilities.
The lease for the office and warehouse facilities currently in use was extended for a term of 10 years commencing July 1997, and ending June 2007. The lease for the food court facilities was for a term of 5 years commencing in November 2000, and ending October 2005. Due to the closing of the food court facilities in July 2002, the lease for the food court facilities was terminated in July 2002 with no further payments by the Company. The Company generally must pay for property taxes, insurance and maintenance costs related to the property. The lease for the property previously used by the games division was terminated in December 1999. Total rental expense for 2003 and 2002 was approximately $213,000 and $210,000, respectively.

The future annual minimum rental commitments for the current non-cancelable operating leases as of April 30, 2003 are $127,000 annually through 2007 for the office and warehouse facilities and $69,000 annually through 2004 for the tobacco and coffee shop facilities.

The office and warehouse facilities are leased through 2007 for approximately $140,000 annually from the Chairman of the Company and a member of his family. The lease for the food court facilities which originally was to be leased for approximately $70,000 annually through 2005, was terminated in July 2002 due to the closing of Girls Life Living with no further payments due from the Company. The tobacco and coffee shop facilities are leased through 2004 for approximately $69,000 annually. The lease agreements provide for escalation of rent based on certain indexes.

Expected lease payments under the above operating leases are as follows:


                                      2004    2005    2006    2007
                                     ------  ------  ------  ------
                                            (in thousands)

Property: Office and Warehouse       $ 127   $ 127   $ 127   $ 127
Property: Tobacco and Coffee shop       69       -       -       -
                                     -----   -----   -----   -----
      Total lease payments           $ 196   $ 196   $ 127   $ 127


LITIGATION: The Company is involved, from time to time, in legal actions arising in its normal course of operations. As of April 30, 2003, there was no pending litigation against the Company.


NOTE J - SEGMENT INFORMATION

The Company currently operates in two industry segments. The Company's primary operations during fiscal years 2003 and 2002 was the publication of "Girls' Life" magazine in the publishing segment and "Adam Leaf and Bean" tobacco and coffee shop in the retail segment.

                   Segment Information for fiscal 2003
                   -----------------------------------
                          (in thousands)

                                 Publishing Retail Restaurant Other   Total

Revenues from external customers  $ 3,833   $ 603   $   -     $   -  $ 4,436
Intersegment revenues                   -       -       -         -        -
Interest Income                         -       -       -       143      143
Depreciation and amortization          18      13       -        27       58
Segment profit (loss) before tax     (302)   (135)   (240)     (577)  (1,254)
Expenditures for segment assets        11       5     740        40      796



                   Segment Information for fiscal 2002
                   -----------------------------------
                          (in thousands)

                                 Publishing Retail Restaurant Other   Total

Revenues from external customers  $ 4,438   $ 145   $    -    $   -  $ 4,583
Intersegment revenues                   -       -        -        -        -
Interest Income                         -       -        -      319      319
Depreciation and amortization          33       4        -       67      104
Segment profit (loss) before tax      673    (109)     (16)    (766)    (218)
Expenditures for segment assets        28      89    2,039      231    2,387


Independent Auditors' Report

To the Audit Committee of the Board of Directors and the Stockholders of Monarch Services, Inc.

We have audited the accompanying consolidated statement of financial condition of Monarch Services, Inc. and Subsidiaries as of April 30, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2003. These financial statements are the
responsibility of the Company's management.   Our responsibility is
to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Services, Inc. and Subsidiaries as of April 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/  Stegman & Company
------------------------
Stegman & Company
Baltimore, Maryland
July 11, 2003



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

                                PART III

     Information required in Part III, Items 9-12 and 15 is incorporated by reference to the Company's proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders.


Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by Item 9 is incorporated by reference from the information set forth under the heading "Election of Directors--Directors and Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

Item 10.  EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated by reference from the information set forth under the heading "Election of Directors--Executive Compensation" in the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by Item 11 is incorporated by reference from the information set forth under the heading "Ownership of Voting Securities--Principal Stockholders" in the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 12 is incorporated by reference from the information set forth under the heading "Election of Directors--Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2003 annual meeting of stockholders.

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

           21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's
                  Form 10-QSB for the quarter ended October 31,
                  2002).

           23.1   Consent of Stegman & Company(filed herewith).


Item 14.   CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective.

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


                                         MONARCH SERVICES, INC.


                                         By:  /s/   A. Eric Dott
                                              ----------------------
                                              A. Eric Dott, Chairman
                                                   and Director







In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date   July 29, 2003                     /s/     Jackson Y. Dott
     ----------------                    -------------------------------
                                         Jackson Y. Dott, President
                                        (Principal Executive Officer),
                                           Treasurer and Director


Date   July 29, 2003                     /s/    David F. Gonano
     ----------------                    -------------------------------
                                         David F. Gonano, Director



Date   July 29, 2003                     /s/   Helen Delich Bentley
     ----------------                    -------------------------------
                                         Helen Delich Bentley, Director



Date   July 29, 2003                     /s/   Kenneth C. Holt
     ----------------                    -------------------------------
                                         Kenneth C. Holt, Director



Date   July 29, 2003                     /s/    A. Eric Dott
     ----------------                    -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date  July 29, 2003                      /s/    Marshall Chadwell
    ----------------                    -------------------------------
                                         Marshall Chadwell, Controller
                                        (Principal Financial Officer),
                                         Principal Accounting Officer




CERTIFICATIONS

I, Jackson Y. Dott, certify that:


1. I have reviewed this annual report on Form 10-KSB of Monarch Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, this annual report does not contain any untrue information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    JACKSON Y. DOTT

Jackson Y. Dott
Chief Executive Officer
Date:  July 29, 2003





CERTIFICATIONS

I, Marshall Chadwell, certify that:


1. I have reviewed this annual report on Form 10-KSB of Monarch Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, this annual report does not contain any untrue information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    MARSHALL CHADWELL

Marshall Chadwell
Chief Financial Officer
Date:  July 29, 2003




EXHIBIT INDEX

Exhibit Number
--------------


     23.1      -        Consent from Stegman & Company

     99.1      -        CEO Certification of SEC compliance

     99.1      -        CFO Certification of SEC compliance