Form 10QSB
period 2003-07-31
MONARCH SERVICES INC
filed 2003-09-15
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED    July 31, 2003     COMMISSION FILE NO. 0-8512
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

As of July 31, 2003, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]




PART 1.      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MONARCH SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                  July 31, 2003
                                                -----------------
                                                 (000's Omitted)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $  432
   Certificates of deposit                            2,217
   Accounts receivable, net                             210
   Marketable securities available
       for sale                                          32
   Inventory                                            176
   Prepaid publishing expenses                           91
   Other prepaid expenses                                77
   Income taxes receivable                               16
                                                      -----
           TOTAL CURRENT ASSETS                       3,251

PROPERTY AND EQUIPMENT
   Leasehold improvements                               367
   Machinery, equipment, furniture and fixtures         482
                                                      -----
                                                        849
   Less accumulated depreciation                       (583)
                                                      -----
                                                        266
   Investment in Peerce's Plantation                  3,041
                                                      -----
                                                      3,307
   Trademarks - net                                       9
                                                      -----
           TOTAL ASSETS                              $6,567
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  111
   Accrued expenses                                     136
   Deferred subscription revenues                     1,568
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,815
                                                     ------
STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                    978
   Accumulated other comprehensive income (loss)         (9)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               4,752
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $6,567
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                Three Months Ended
                                                    July 31,
                                               --------------------

                                                2003           2002
                                                ----           ----

                                       (000's omitted, except per share data)

Net Sales - publishing                        $   729       $  689
Net Sales - retail                                167          143
                                              ---------------------
                                                  896          832

Cost of goods sold - publishing                   669          713
Cost of goods sold - retail                       164          161
                                              ---------------------
                                                  833          874
                                              ---------------------
Gross profit (loss) from continuing
   operations                                      63          (42)
                                              ---------------------
Selling, general and
   administrative expenses                        365          323
                                              ---------------------
Loss before other income and income taxes        (302)        (365)

Other income:
   Investment and interest income                  27           45
   Other                                            0            4
                                              ---------------------
                                                   27           49
                                              ---------------------
Loss from continuing operations
   before income tax benefit                     (275)        (316)

Income tax (benefit)                                0)        (107)
                                              ---------------------
Loss from continuing operations                  (275)        (209)
                                              ---------------------
Discontinued Operations:
     Operating loss from "Adam" magazine
       (net of income tax benefit of
       ($12 and $18) for the quarter
       ended July 31, 2002                          0          (22)

     Gain on disposal of assets from "Girls
       Life Living" food court (net of
       income tax expense of $5 for the
       quarter ended July 31, 2002                  0           11
                                              ---------------------
Loss from discontinued operations                   0          (11)
                                              ---------------------
Net loss                                      $  (275)      $ (220)

Net loss per common share -
   basic and diluted:

Loss from continuing operations
   per share                                  $  (.17)      $ (.13)

Loss from discontinued operations                   -         (.01)
                                              ---------------------
Net loss per common share -
   basic and diluted                          $  (.17)      $ (.14)
                                              ---------------------
Weighted average number of shares
   outstanding - basic and diluted            1,619,620   1,619,729
                                              ---------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                   Three Months Ended
                                                        July 31,
                                                   -----------------
                                                    2003       2002
                                                    ----       ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (275)     $  (220)
  Adjustments to reconcile net loss                 ------       ------
  to net cash used by operating
  activities:
     Depreciation and amortization                     12           17
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, inventory
       prepaid expenses, accounts
       payable, accrued expenses,
       and deferred subscription
       revenue                                         63         (235)
                                                   -------       ------
Total cash used by operating activities              (200)        (438)
                                                   -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements              (265)        (156)
  Maturity/redemption of certificates
     of deposit                                       373        1,505
                                                   -------       ------
    Total cash provided by investing
      activities                                      108        1,349
                                                   -------       ------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                       (92)         911

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF PERIOD                                 524         (121)
                                                   -------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $   432      $   790
                                                   =======       ======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Adam Leaf and Bean, Inc., Peerce's Plantation, LLC and the discontinued operations of "Adam" magazine and "Girls' Life Living" (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending
July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2003.

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

The average number of magazines sold for one issue during the first three months of fiscal 2004 is set forth in the following table.

Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

         Newsstand Sales                         60,000

         Subscription Sales                     305,000
                                               ---------
            Total Paid Circulation              365,000


         Complimentary Copies                     1,000



The following table sets forth the average number of magazines sold in the domestic and international markets for one issue during the three months of fiscal 2004.

Geographic Distribution               Number of Magazines Sold
-----------------------               ------------------------

         United States                          301,000

         International                            4,000



NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at July 31, 2003 (in thousands).


Accounts receivable - publishing           $ 258
Accounts receivable - retail                   2
                                           ------
   Total accounts receivable                 260

Less:
  Allowance for doubtful accounts            (50)
                                           ------
                                           $ 210
                                           ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first -out) or market. Inventory at July 31, 2003 is primarily related to the Adam Leaf and Bean retail operation.


NOTE D - INCOME TAXES

As a result of the Job Creation and Worker Assistance Act of 2002 ("2002 Act") that was signed by President Bush in March 2002, entities with net operating losses arising in tax years ending in 2001 and 2002 are allowed to carryback those losses for five years. Prior to the 2002 Act, loss carrybacks were only permitted for two years. The Company has only recorded tax benefits to the extent carryback claims are available, and has not recorded any tax benefit associated with the future realization of operating losses. Any net deferred tax assets as of July 31, 2003 have been eliminated through a valuation allowance.


NOTE E - DISCONTINUED OPERATIONS

DISCONTINUED PUBLICATION OF ADAM MAGAZINE

Effective with the June/July 2002 issue of "Adam" magazine on sale in May 2002, the Company terminated the publication of Adam Magazine. All sales and costs associated with Adam Magazine have been reclassified as Discontinued Operations.

Net sales and loss from discontinued operation of "Adam" magazine are as follows (in thousands):

                                            Three Months Ended July 31,

                                               2003            2002
                                            --------------------------

       Net sales                            $     0         $     0

       Loss from discontinued operations
         (net of tax)                             0             (22)


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

Net sales and loss from discontinued operations of "Girls Life Living" food court are as follows (in thousands):

                                            Three Months Ended July 31,

                                               2003            2002
                                            --------------------------

       Net sales                            $     0         $      8

       Loss from discontinued operations
         (net of tax)                             0                0

       Gain on disposal of assets
         (net of tax)                             0               11


Based upon information available at the time, the Company estimated a loss on the disposal of certain assets of $91,000 as of April 30, 2002. Upon actual disposition of the assets, a gain of $11,000 (net of tax) was recognized during the quarter ended July 31, 2002.


NOTE F - STOCK-BASED COMPENSATION ARRANGEMENTS

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS
No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the two months ended July 31.

(In thousands, except per share data)                 2004        2003
-----------------------------------------------------------------------
Net loss, as reported                              $   (275)   $  (220)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)       (27)
                                                   --------------------
Pro forma net loss                                 $   (276)   $  (247)

Net loss per share:
  Basic - as reported                              $  (0.17)   $ (0.14)
  Basic - pro forma                                $  (0.17)   $ (0.15)
  Diluted - as reported                            $  (0.17)   $ (0.14)
  Diluted - pro forma                              $  (0.17)   $ (0.15)


NOTE G - SEGMENT INFORMATION

The Company currently operates in three industry segments. The Company's primary operations during the quarters ending July 31, 2003 and 2002 respectively, was the publication of "Girls' Life" magazine in the publishing segment and "Adam Leaf and Bean" tobacco and coffee shop in the retail segment.

          Segment Information for the Quarter July 31, 2003
          -------------------------------------------------
                          (in thousands)

                                 Publishing Retail Restaurant Other   Total

Revenues from external customers  $   729   $ 167   $   -     $   -  $   896
Intersegment revenues                   -       -       -         -        -
Interest Income                         -       -       -        27       27
Depreciation and amortization           3       3       -         6       12
Segment profit (loss) before tax      (23)     (8)    (64)     (180)    (275)
Expenditures for segment assets         1       0     262         2      265


          Segment Information for the Quarter July 31, 2002
          -------------------------------------------------
                          (in thousands)

                                 Publishing Retail Restaurant Other   Total

Revenues from external customers  $   689   $ 143   $    -    $   -  $   832
Intersegment revenues                   -       -        -        -        -
Interest Income                         -       -        -       49       49
Depreciation and amortization           7       3        -        7       17
Segment profit (loss) before tax      (90)    (26)     (16)    (184)    (316)
Expenditures for segment assets         3       5      148        0      156



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




ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2004 are to the the quarter ending July 31, 2003, and references to fiscal 2003 are to the quarter ending July 31, 2002.


CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 and incorporated herein by reference highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. Included in these risks are our new business lines, history of losses, our fluctuations in operating results, competition and other risks set forth herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2003 and in other reports we have filed. You are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


APPLICATION OF CRITICAL ACCOUNTING POLICIES



These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We believe the most critical accounting policies relate to revenue recognition associated with subscription sales. We currently recognize income on its magazine subscriptions over the expected life of the subscription. Costs incurred to attract new subscribers are expensed as incurred.


PEERCE'S PLANTATION

Renovation of Peerce's Plantation began in the spring of 2002. Structural damage in certain parts of the restaurant building were more extensive than we originally believed and have delayed our opening. We currently expect that the restaurant will open in the second quarter of fiscal 2004. Additional difficulties with the renovations including additional structural damage, permitting issues, weather related delays or other issues could result in additional delays in our expected opening date. We have hired a general manager and executive chef to operate the restaurant and bar. A director of catering has also been hired to coordinate catered affairs. As of July 31, 2003, we have capitalized $923,000 in improvements and $127,000 in equipment for Peerce's Plantation. We have charged $64,000 to expense in the first quarter of fiscal 2004. Any additional delays in opening
Peerce's Plantation will have an additional negative effect on our results of operations.


ANNUAL MEETING



The 2003 Annual Meeting of Stockholders is currently scheduled to be held at 10 A.M. on October 21, 2003, at Peerce's Plantation, 12460 Dulaney Valley Road, Phoenix, Maryland 21131.


RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine and Adam Leaf and Bean, Inc. sells tobacco and related products on a retail basis.


RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 2004 AND 2003

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

Publishing sales of Girls' Life increased $40,000, or 6%, to $729,000 in the first quarter of fiscal 2004 from the first quarter of fiscal 2003.
The net increase in sales relates primarily to an increase in revenue from newsstand sales offset by a decrease in subscription, third party editorial services and advertising. Subscription revenue decreased by $2,000 to $321,000 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The decline in subscription revenue is attributable to lower remittances from subscription agencies. Girl's
Life uses subscription agencies to expand its subscription base. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer.
Advertising revenue decreased by $22,000, or 11%, to $174,000 in the first quarter of fiscal 2004 from the prior comparable period. Management believes that advertising revenue is still adversely affected by an industry-wide decline in the demand for advertising due to current economic conditions in the United States. Newsstand revenue increased by $62,000, or 137%, to $107,000 in the first quarter of fiscal 2004 from the prior comparable period. The increase in newsstand revenue is attributable to increased numbers of Girls' Life magazine being sold on the newsstand due to the addition of additional major chain retailers and also due to higher efficiencies by the newsstand distributors. Revenue from editorial services to third parties decreased by $22,000, or 17%, to $109,000 in the first quarter of fiscal 2004 from the prior comparable period.

Sales of the retail operations, Adam Leaf and Bean tobacco and coffee shop, increased by $24,000 or 17%, to $167,000 in the first quarter of fiscal 2004 from the prior comparable period. Cigar sales increased $40,000, or 40%, to $138,000 in the first quarter of fiscal 2004 from the first quarter of fiscal 2003. Adam Leaf and Bean sales have increased each quarter since opening; however; this trend may not continue in future periods.

Combined total sales for publishing and the one retail operation increased $64,000, or 8%, to $896,000 in the first quarter of fiscal 2004 from the first quarter of fiscal 2003.


Total cost of goods sold, as a percent of total sales was 93% in the first quarter of fiscal 2004 compared to 105% in the first quarter of fiscal 2003.

Cost of goods sold for publishing, as a percent of sales was 92% in the first quarter of fiscal 2004 compared to 103% in the first quarter of fiscal 2003. The percentage decrease in the cost of goods sold for publishing was primarily attributable to lower salary costs and lower postage costs associated with direct mail promotions. Furthermore, some fixed costs associated with magazine production are incurred regardless of the number of issues that are produced and sold during the quarter. Since we only recognize revenue from one issue in the first quarter, these fixed costs inflate our cost of goods sold percentage for the first quarter as compared to quarters in which we recognize revenue from two issues.

Cost of goods sold for the retail sales, as a percent of sales was 98% in the first quarter of fiscal 2004 compared to 113% in the first quarter of fiscal 2003.


Cost of goods sold includes certain direct overhead costs that are fixed and do not fluctuate as a result of the sales volume. Certain other costs are not fixed and do fluctuate with the sales volume. As sales increase, we expect the fixed costs to decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 41% for the first quarter of fiscal 2004 compared to 39% in the prior comparable period. The increase for the first quarter of fiscal 2004 was primarily due to the additional costs associated with Peerce's Plantation. All costs associated with Peerce's Plantation have been classified as selling, general and administrative expenses for the first quarter of fiscal 2004. These costs which include salaries for the general manager, chef and director of catering, were $34,000 for the three months ended July 31, 2003. Promotional expenses for Girls' Life magazine increased $16,000, or 232%, for the first quarter of fiscal 2004 compared to the prior comparable period. Although these expenses are recognized in the current period, they may benefit future periods. We expect to continue our strategy of promoting Girls' Life Magazine, Peerce's Plantation and Adam Leaf and Bean in future periods.

Revenues and costs associated with "Adam" magazine and "Girl's Life Living" food court have been reclassified as discontinued operations for the first quarter of fiscal 2003.

Other income decreased $22,000 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, the Company has cash and cash equivalents of approximately $432,000 a decrease of $92,000 from the amount at April 30, 2003. The net decrease resulted primarily from the reduction of certificates of deposits offset by the purchase of equipment and improvements. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 2004 the Company has $2.2 million in certificates of deposit with a stated maturity dates of November 20, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or reduction in interest rate.

At July 31, 2003, the Company estimates that the additional cost needs to complete the renovation of Peerce's Plantation and commence operations will be in the range of $300,000 to $350,000.

At July 31, 2003, the Company has no debt with third party lenders.


ITEM 3.                CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of the date of this quarterly report, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective.

There were no significant changes in the Company's internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to any significant deficiencies or material weaknesses.


PART II.         OTHER INFORMATION


ITEMS 1 THROUGH 5
NONE / NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS FOR FORM 8-K

(a)          Exhibits

             Number       Description
             ------       -----------
             31.1         CEO Certification under Rule 13a-14(a)/15d-14(a)
             31.2         CFO Certification under Rule 13a-14(a)/15d-14(a)
             32.1         CEO Certification of SEC compliance
             32.2         CFO Certification of SEC compliance


(b)          Reports on Form 8-K

             No reports have been file on Form 8-K during this quarter.




In accordance with the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MONARCH SERVICES, INC.



Date   September 15, 2003         By:  /s/  Jackson Y. Dott
       ------------------         -------------------------------
                                  Chief Executive Officer




Date   September 15, 2003          /s/    Marshall Chadwell
       ------------------          -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)