Form 10-Q/A
period 2002-10-31
MONARCH SERVICES INC
filed 2003-12-12
CIK 202685

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
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         Three Months Ended  Six Months Ended
                                             October 31,       October 31,
                                         ------------------  ----------------

                                             2002     2001     2002     2001
                                             ----     ----     ----     ----

                                         (000's omitted, except per share data)

Net sales - publishing                     $ 1,191  $ 1,439  $ 1,880  $ 2,179
Net sales - retail                             163        0      306        0
                                            -----------------------------------
                                             1,354    1,439    2,186    2,179

Cost of goods sold - publishing              1,054      946    1,767    1,460
Cost of goods sold - retail                    207        0      368        0
                                           ------------------------------------
                                             1,261      946    2,135    1,460
                                           ------------------------------------
Gross profit from continuing
   operations                                   93      493       51      719
                                           ------------------------------------
Selling, general and administrative
   expenses                                    520      415      843      838
                                           ------------------------------------
Income (loss) before other income
      and income taxes                        (427)      78     (792)    (119)

Other income:
    Investment and interest income              34       77       79      192
    Other                                        1        1        5        2
                                           ------------------------------------
                                                35       78       84      194
                                           ------------------------------------
Income (loss) from continuing operations
   before income tax benefit                  (392)     156     (708)      75

Income tax (benefit) expense                  (133)      53     (240)      26
                                           ------------------------------------
Loss from continuing operations               (259)     103     (468)      49
                                           ------------------------------------
Discontinued Operations:
   Operating loss from "Adam" magazine
   (net of income tax benefit of $0
   and $7) for the quarters ended
   October 31, 2002 and 2001 respectively
   and (net of income tax benefit of
   $12 and $20) for the six months
   ended October 31, 2002 and 2001
   respectively                                  0      (21)     (22)     (69)

   Operating loss from "Girls' Life
   Living" food court (net of income
   tax benefit of $6 and $14) for the
   quarter ended July 31, 2001 and for
   the six months ended October 31, 2001         0      (20)       0      (48)

   Gain on disposal of assets from
   "Girls Life Living" food court
   (net of income tax expense of
   $5) for the six months ended
   October 31, 2002                              0        0       11        0
                                           ------------------------------------
Loss from discontinued operations                0      (41)     (11)    (117)
                                           ------------------------------------
Net Income (loss)                          $  (259)   $  62    $(479)  $  (68)

Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                               $ (0.16)    0.06    (0.29)    0.03

Loss from discontinued operations               0     (0.02)   (0.01)   (0.07)
                                           ------------------------------------
Net loss per common share -
   basic and diluted                       $ (0.16)    0.04    (0.30)   (0.04)
                                           ------------------------------------
Weighted average number of
     shares outstanding - basic         1,619,620 1,619,820 1,619,620 1,619,820
                                        ---------------------------------------
Weighted average number of shares
     outstanding - diluted              1,619,620 1,619,820 1,619,620 1,619,820
                                        ---------------------------------------

See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               2002         2001
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $ (479)    $  (68)
  Adjustments to reconcile net loss            ------     ------
     to net cash used by operating
     activities:
     Depreciation and amortization                32         50
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, inventory,
       prepaid expenses, accounts
       payable, accrued expenses,
       and deferred subscription
       revenue                                  (187)      (182)
                                               ------     ------
Total cash used by operating activities         (634)      (200)
                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements         (343)    (2,217)
  Maturity/redemption of certificates
     of deposit                                1,747      1,532
                                               ------     ------
    Total cash provided (used) by
     investing activities                      1,404       (685)
                                               ------     ------
NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                  770       (885)

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF PERIOD                           (121)     1,122
                                               ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $   649    $   237
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

Other income decreased $43,000 in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


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

Other income decreased $110,000 in the first six months of fiscal 2003 compared to the first six months of fiscal 2002. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


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




Date   December 12, 2003           BY:  /s/ Jackson Y. Dott
       -----------------           -------------------------------
                                   Chief Executive Officer




Date   December 12, 2003           /s/    Marshall Chadwell
       -----------------           -------------------------------
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

Date: December 12, 2003



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


/s/    MARSHALL CHADWELL


Marshall Chadwell
Chief Financial Officer

Date: December 12, 2003








                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Monarch Services, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jackson Y. Dott, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/   Jackson Y. Dott
-------------------------------
Jackson Y. Dott
Chief Executive Officer
December 12, 2003





                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Monarch Services, Inc. (the "Company") on Form 10-QSB for the quarter ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marshall Chadwell, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/   Marshall Chadwell
-------------------------------
Marshall Chadwell
Chief Financial Officer
December 12, 2003




1