Form 10-Q
period 2003-10-31
MONARCH SERVICES INC
filed 2003-12-12
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  October 31, 2003     COMMISSION FILE NO. 0-8512
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

                              YES [ X ]      NO [   ]

As of October 31, 2003, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]














PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                October 31, 2003
                                               ------------------
                                                 (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $  329
  Certificates of deposit                             1,939
  Accounts receivable, net                              375
  Marketable securities available
      for sale                                           44
  Inventory                                             187
  Prepaid publishing expenses                            54
  Other prepaid expenses                                 75
  Income taxes receivable                                16

                                                      -----
           TOTAL CURRENT ASSETS                       3,019

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         805
   Leasehold improvements                             1,343
   Restaurant buildings                               1,455
                                                      -----
                                                      3,603
   Less accumulated depreciation                       (605)
                                                      -----
                                                      2,998
   Land                                                 321
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET         3,319
                                                      -----
   Trademarks - net                                       8
   Liquor license                                       200
                                                      -----
             TOTAL ASSETS                            $6,546
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  337
   Accrued expenses                                     111
   Deferred subscription revenues                     1,539
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,987
                                                     ------
DEFERRED INCOME TAXES                                     0
                                                     ------
STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                    774
   Accumulated other comprehensive income                 2
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               4,559
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $6,546
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         Three Months Ended  Six Months Ended
                                             October 31,       October 31,
                                         ------------------  ----------------

                                             2003     2002     2003     2002
                                             ----     ----     ----     ----

                                         (000's omitted, except per share data)

Net sales - publishing                     $ 1,290  $ 1,191  $ 2,019  $ 1,880
Net sales - retail                             140      163      307      306
Net sales - restaurant                         179        0      179        0
                                            -----------------------------------
                                             1,609    1,354    2,505    2,186

Cost of goods sold - publishing                989    1,054    1,658    1,767
Cost of goods sold - retail                    149      207      313      368
Cost of goods sold - restaurant                259        0      259        0
                                           ------------------------------------
                                             1,397    1,261    2,230    2,135
                                           ------------------------------------
Gross profit from continuing
   operations                                  212       93      275       51
                                           ------------------------------------
Selling, general and administrative
   expenses                                    438      520      803      843
                                           ------------------------------------
Loss before other income
      and income taxes                        (226)    (427)    (528)    (792)

Other income:
    Investment and interest income              22       34       49       79
    Other                                        0        1        0        5
                                           ------------------------------------
                                                22       35       49       84
                                           ------------------------------------
Loss from continuing operations
   before income tax benefit                  (204)    (392)    (479)    (708)

Income tax (benefit) expense                     0     (133)       0     (240)
                                           ------------------------------------
Loss from continuing operations               (204)    (259)    (479)    (468)
                                           ------------------------------------
Discontinued Operations:
   Operating loss from "Adam"
   magazine (net of income tax
   benefit of $12) for the six
   months ended October 31, 2002                 0        0        0      (22)

 Gain on disposal of assets from
   "Girls Life Living" food court
   (net of income tax expense of
   $5) for the six months ended
   October 31, 2002                              0        0        0       11
                                           ------------------------------------
Loss from discontinued operations                0        0        0      (11)
                                           ------------------------------------
Net Income (loss)                          $  (204)   $(259)   $ (479)  $(479)

Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                               $ (0.13)   (0.16)    (0.30)  (0.29)

Loss from discontinued operations               0         0         0   (0.01)
                                           ------------------------------------
Net loss per common share -
   basic and diluted                       $ (0.13)   (0.16)    (0.30)  (0.30)
                                           ------------------------------------
Weighted average number of shares
   outstanding - basic and diluted      1,619,620 1,619,620 1,619,620 1,619,620
                                        ---------------------------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               2003         2002
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                     $ (479)    $ (479)
  Adjustments to reconcile net loss            ------     ------

     to net cash used by operating
     activities:
     Depreciation and amortization                34         32
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, inventory,
       prepaid expenses, accounts
       payable, accrued expenses,
       and deferred subscription
       revenue                                    98       (187)
                                               ------     ------
Total cash used by operating activities         (347)      (634)
                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements         (499)      (343)
  Maturity/redemption of certificates
     of deposit                                  651      1,747
                                               ------     ------
    Total cash provided (used) by
     investing activities                        152      1,404
                                               ------     ------
NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                 (195)       770

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF PERIOD                            524       (121)
                                               ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $   329    $   649
                                              =======    =======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Adam Leaf and Bean, Inc., Peerce's Plantation, LLC and the discontinued operations of "Adam" magazine and "Girls' Life Living" (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending
October 31, 2003 and the six months ending October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2003.

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

The subscription price of a one year Girls' Life subscription is between $14.95 and $17.85, however the amount realized by the Company may be less if a subscription service is used. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

The average number of magazines sold per issue for three issues during the first six months of fiscal 2004 is set forth in the following table.


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




The following table sets forth the average number of magazines sold per issue in the domestic and international markets for three issues during the six months of fiscal 2004.

Geographic Distribution               Number of Magazines Sold
-----------------------               ------------------------

         United States                          301,000

         International                            4,000





NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at October 31, 2003 (in thousands).


Accounts receivable - publishing                     $ 423
Accounts receivable - Adam Leaf & Bean                   2
                                                    ------
   Total accounts receivable                           425

Less:
  Allowance for doubtful accounts                      (50)
                                                    ------
                                                     $ 375
                                                    ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first -out) or market. Inventory at October 31, 2003 is primarily related to the Adam Leaf and Bean and Peerce's Plantation operations.


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

Net sales and loss from discontinued operations of "Girls Life Living" food court are as follows (in thousands):

                                           Six Months Ended October 31,

                                               2003             2002
                                            --------------------------

       Net sales                            $     0         $      8

       Gain on disposal of assets
         (net of tax)                             0               11


Based upon information available at the time, the Company estimated a loss on the disposal of certain assets of $91,000 as of April 30, 2002. Upon actual disposition of the assets, an adjustment to the accrued loss resulted in a gain of $11,000 (net of tax) to be recognized during the six months ended October 31, 2002.


NOTE F - STOCK-BASED COMPENSATION ARRANGEMENTS

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS
No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months and six months ended
October 31, 2003 and 2002.


                                              Three months Ended October 31,

                                                       2003       2002
---------------------------------------------------------------------------
            (In thousands, except per share data)

Net loss, as reported                              $   (204)   $  (259)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)       (26)
                                                   --------------------
Pro forma net loss                                 $   (205)   $  (285)

Net loss per share:
  Basic - as reported                              $  (0.13)   $ (0.16)
  Basic - pro forma                                $  (0.13)   $ (0.18)
  Diluted - as reported                            $  (0.13)   $ (0.16)
  Diluted - pro forma                              $  (0.13)   $ (0.18)



                                               Six months Ended October 31,

                                                        2003       2002
--------------------------------------------------------------------------
            (In thousands, except per share data)

Net loss, as reported                              $   (479)   $  (479)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (2)       (53)
                                                  --------------------
Pro forma net loss                                 $   (481)   $  (532)

Net loss per share:
  Basic - as reported                              $  (0.30)   $ (0.30)
  Basic - pro forma                                $  (0.30)   $ (0.33)
  Diluted - as reported                            $  (0.30)   $ (0.30)
  Diluted - pro forma                              $  (0.30)   $ (0.33)


NOTE G - SEGMENT INFORMATION

The Company currently operates in three industry segments. The Company's primary operations during the quarters ending October 31, 2003 and 2002 respectively, was the publication of "Girls' Life" magazine in the publishing segment and "Adam Leaf and Bean" tobacco shop in the retail segment. The Company's primary operations during the quarter and six months ending October 31, 2003 included Peerce's Plantation.


          Segment Information for the Quarter Ending October 31, 2003
          -----------------------------------------------------------
                                 (in thousands)

                                 Publishing Retail Restaurant Other    Total

Revenues from external customers  $  1,290   $ 140   $ 179   $    - $   1,609
Intersegment revenues                    -       -       -        -         -
Interest Income                          -       -       -       22        22
Depreciation and amortization            3       3       7       11        24
Segment profit (loss) before tax        83     (21)   (143)    (145)     (226)
Expenditures for segment assets          -       -     233        -       233



          Segment Information for the Quarter Ending October 31, 2002
          -----------------------------------------------------------
                                (in thousands)

                                 Publishing Retail Restaurant Other    Total


Revenues from external customers  $  1,191   $ 163  $    -    $   -  $ 1,354
Intersegment revenues                    -       -       -        -        -
Interest Income                          -       -       -       34       34
Depreciation and amortization            5       3       -        7       15
Segment profit (loss) before tax      (134)    (54)    (69)    (170)    (427)
Expenditures for segment assets          -       -     187        -      187




          Segment Information for the Six Months Ending October 31, 2003
          --------------------------------------------------------------
                                 (in thousands)

                                 Publishing Retail Restaurant Other    Total

Revenues from external customers  $  2,019   $ 307   $ 179    $   -  $ 2,505
Intersegment revenues                    -       -       -        -        -
Interest Income                          -       -       -       49       49
Depreciation and amortization            6       7       7       17       37
Segment profit (loss) before tax        60     (29)   (143)    (416)    (528)
Expenditures for segment assets          1       -     494        3      498



          Segment Information for the Six Months Ending October 31, 2002
          --------------------------------------------------------------
                                (in thousands)

                                 Publishing Retail Restaurant Other    Total


Revenues from external customers  $  1,880   $ 306  $    -    $   -  $ 2,186
Intersegment revenues                    -       -       -        -        -
Interest Income                          -       -       -       79       79
Depreciation and amortization           11       7       -       14       32
Segment profit (loss) before tax      (224)    (80)    (98)    (390)    (792)
Expenditures for segment assets          3       5     335        -      343





ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For purposes of this discussion references to fiscal 2004 are to the fiscal year ending April 30, 2004, and references to fiscal 2003 are to the fiscal fiscal year ending April 30, 2003.


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


APPLICATION OF CRITICAL ACCOUNTING POLICIES



These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We believe the most critical accounting policies relate to revenue recognition associated with subscription sales. We currently recognize income on magazine subscriptions over the expected life of the subscriptions.
Costs incurred to attract new subscribers are expensed as incurred.


PEERCE'S PLANTATION

Peerce's Plantation opened for business on September 26, 2003. As of October 31, 2003, we have capitalized $977,000 in improvements and $315,000 in equipment for Peerce's Plantation.


RESULTS OF OPERATIONS

We have three operating subsidiaries. Girls' Life, Inc., publishes a magazine, Adam Leaf and Bean, Inc. sells tobacco and related products on a retail basis and Peerce's Plantation operates a restaurant and bar open to the general public. Peerce's Plantation began doing business in the second quarter ending October 31, 2003.

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There are two issues of Girls' Life magazine in the second quarter of fiscal years 2004 and 2003. There are three issues of Girls' Life magazine in the six months of fiscal years 2004 and 2003.

RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 2004 AND 2003

Publishing sales of Girls' Life increased $99,000, or 8%, to $1,290,000 in the second quarter of fiscal 2004 from the second quarter of fiscal 2003. The net increase in sales relates primarily to a increase in subscription, newsstand and miscellaneous revenue as partially offset by a decrease in revenue from advertising and editorial services from third parties. Subscription revenue increased by $9,000, or 1%, to $639,000 in the second quarter of fiscal 2004 from the prior comparable period. Newsstand revenue increased by $136,000, or 151%, to $228,000 in the second quarter of fiscal 2004 from the prior comparable period. The increase in newsstand revenue is attributed to the increased number of Girls' Life magazines being sold on the newsstand due to the addition of additional major chain retailers and also due to higher sales efficiencies. Revenue from editorial services to third parties decreased by $4,000 in the second quarter of fiscal 2003 from the prior comparable period. Advertising revenue decreased by $47,000, or 14%, to $284,000 in the second quarter of fiscal 2004 from the prior comparable period. Management believes that advertising revenue is still adversely affected by an industry-wide decline in the demand for advertising.

Sales of the retail operations, Adam Leaf and Bean tobacco shop, decreased $23,000, or 14%, to $140,000 in the second quarter of fiscal 2004 from the second quarter of fiscal 2003. The net decrease in sales relates primarily to the discontinuing of the coffee and snack bar business. Management determined that the sales volume did not justify the cost of labor needed to staff that part of the business.

Sales for the restaurant, Peerce's Plantation, were $179,000 in the second quarter of fiscal 2004. There were no sales in the second quarter of fiscal 2003. Peerce's Plantation opened for business on September 26, 2003 and therefore the sales during the period ending October 31, 2003 are only for approximately one month.

Combined sales of the three operating subsidiaries was $1,609,000 in the second quarter of fiscal 2004 compared to combined sales of $1,354,000 for the second quarter of fiscal 2003.

Total cost of goods sold, as a percent of total sales was 87% in the second quarter of fiscal 2004 compared to 93% in the second quarter of fiscal 2003. Cost of goods sold for publishing, as a percent of sales was 77% in the second quarter of fiscal 2004 compared to 88% in the second quarter of fiscal 2003. The percentage decrease in the cost of goods sold for publishing was primarily attributable to decreased costs in labor and fees paid to outside contractors.

Cost of goods sold for the retail sales, as a percent of sales was 106% in the second quarter of fiscal 2004 compared to 127% in the second quarter of fiscal 2003. The percentage decrease in cost of goods sold for Adam, Leaf and Bean was primarily attributable to decreased labor and inventory costs associated with the closing of the coffee shop in the first quarter of fiscal 2004.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 145% in the second quarter of fiscal 2004. The high percentage was primarily due to the opening of the restaurant late in the second quarter of fiscal 2004. Cost of goods sold include pre-opening labor, training and other expenses incurred during the entire quarter ended October 31, 2003, although Peerce's Plantation opened for business on September 26, 2003.

Cost of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 27% for the second quarter of fiscal 2004 compared to 38% in the prior comparable period. The decrease in the percentage was primarily the net result of decreased costs in promotional and salary expenses for Girl's Life and corporate overhead offset by increased costs associated with Peerce's Plantation. Other than those costs capitalized, all costs incurred by Peerce's Plantation in the second quarter of fiscal 2003, were classified as selling, general and administrative expenses. Promotional expenses for Girls' Life magazine decreased $54,000, or 25%, for the second quarter of fiscal 2004 compared to the prior comparable period.

There were no revenues and costs associated with Adam magazine and Girl's Life Living food court for the second quarter of fiscal 2004.

Other income decreased $13,000 in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 2004 AND 2003

Publishing sales of Girls' Life increased $139,000, or 7%, to $2,019,000 during the six months of fiscal 2004 compared to the six months of fiscal 2003. The net increase in sales relates primarily to a increase in subscription, newsstand and miscellaneous revenue as partially offset by a decrease in revenue from advertising and editorial services from third parties. Subscription revenue increased by $7,000, or 1%, to $960,000 in the six months of fiscal 2004 from the prior comparable period. Newsstand revenue increased by $198,000, or 145%, to $335,000 in the six months of fiscal 2004 compared to the prior comparable period. The increase in newsstand revenue is attributed to the increased number of Girls' Life magazines being sold on the newsstand due to the addition of additional major chain retailers and also due to higher sales efficiencies. Revenue from editorial services to third parties decreased by $26,000 during the six months of fiscal 2004 from the prior comparable period. Advertising revenue decreased by $70,000, or 13%, to $458,000 during the six months of fiscal 20043 from the prior comparable period. Management believes that advertising revenue is still adversely affected by an industry-wide decline in the demand for advertising.

Sales of the retail operations, Adam Leaf and Bean tobacco shop, decreased $1,000, to $307,000 in the six months of fiscal 2004 compared to the six months of fiscal 2003..

Sales for Peerce's Plantation were $179,000 in the six months of fiscal 2004. There were no sales in the six months of fiscal 2003. Peerce's Plantation opened for business on September 26, 2003 and therefore the sales during the period ending October 31, 2003 are only for approximately one month.

Combined sales of the three operating subsidiaries was $2,505,000 during the during the six months of fiscal 2004 compared to combined sales of $2,186,000 for the six months of fiscal 2003.

Total cost of goods sold, as a percent of total sales was 89% in the six months of fiscal 2004 compared to 98% in the six months of fiscal 2003. Cost of goods sold for publishing, as a percent of sales was 82% in the six months of fiscal 2004 compared to 94% in the six months of fiscal
2003. The percentage decrease in the cost of goods sold for publishing was primarily attributable to decreased costs in labor and fees paid to outside contractors.

Cost of goods sold for the retail sales, as a percent of sales was 102% in the six months of fiscal 2004 compared to 120% in the six months of fiscal 2003. The percentage decrease in cost of goods sold for Adam, Leaf and Bean was primarily attributable to decreased labor and inventory costs associated with the closing of the coffee shop in the first quarter of fiscal 2004.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 145% during the six months of fiscal 2004. The high percentage was primarily due to the opening of the restaurant late in the second quarter of fiscal 2004. Cost of goods sold include pre-opening labor, training and other expenses incurred during the entire quarter ended October 31, 2003, although Peerce's Plantation opened for business on September 26, 2003.

Cost of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 32% in the six months of fiscal 2004 compared to 39% in the prior comparable period. The decrease in the percentage was primarily the net result of decreased costs in promotional and salary expenses for Girl's Life and corporate overhead offset by increased costs associated with Peerce's Plantation. Other than those costs capitalized, all costs incurred by Peerce's Plantation in the second quarter of fiscal 2003, were classified as selling, general and administrative expenses. Promotional expenses for Girls' Life magazine decreased $39,000, or 18%, for the six months of fiscal 2004 compared to the prior comparable period.

There were no revenues and costs associated with Adam magazine and Girl's Life Living food court for the six months of fiscal 2004.

Other income decreased $35,000 in the six months of fiscal 2004 compared to the six months of fiscal 2003. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2004, the Company has cash and cash equivalents of approximately $329,000, a decrease of $195,000 from the amount at April 30, 2003. The decrease resulted primarily from the purchase of equipment and improvements offset by the reduction of certificates of deposit. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 2004, the Company has $1,939,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or reduction in interest rate.

At October 31, 2003, the Company has no debt with third party lenders.


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


                      PART II. OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.


The 2003 Annual Meeting of Stockholders was held at 10:00 a.m. on October 21, 2003, at Peerce's Plantation, 12460 Dulaney Valley Road, Phoenix, Maryland 21131.

Results of the proposal for the election of A. Eric Dott as a Class III Director of the Company to serve until the 2006 annual meeting of stockholders and until his successor is elected and qualified.



A. Eric Dott                  Votes In Favor          Votes Withheld

                                 1,215,451                190,388


Results of the proposal to ratify Stegman & Company, as independent auditors of the Company for the fiscal year ending April 30, 2004.


           Votes For        Votes Against        Votes Abstaining

           1,239,843            80,662               85,334




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


(b)          Reports on Form 8-K

             The Company filed a report on Form 8-K dated October 1, 2003 to report the re-opening of Peerce's Plantation.





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