Form 10QSB
period 2004-01-31
MONARCH SERVICES INC
filed 2004-03-16
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED  January 31, 2004  COMMISSION FILE NO. 000-08512
                   ----------------                      ---------

                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Maryland                         52-1073628
---------------------------------  ------------------------------
(State or other jurisdiction of  (IRS Employer Identification No.)
        incorporation)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code       410-254-9200
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

As of January 31, 2004, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

















PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

         MONARCH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                   January 31, 2004
                                                  ------------------
                                                     (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $  386
  Certificates of deposit                             1,961
  Accounts receivable, net                              395
  Marketable securities available
      for sale                                           44
  Inventory                                             174
  Prepaid publishing expenses                           193
  Other prepaid expenses                                 50
  Income taxes receivable                                16

                                                      -----
           TOTAL CURRENT ASSETS                       3,219

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         831
   Leasehold improvements                             1,366
   Restaurant buildings                               1,455
                                                      -----
                                                      3,652
   Less accumulated depreciation                       (649)
                                                      -----
                                                      3,003
   Land                                                 321
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET         3,324
                                                      -----
   Trademarks - net                                       9
   Liquor license                                       200
                                                      -----
             TOTAL ASSETS                            $6,752
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  527
   Accrued expenses                                     167
   Deferred subscription revenues                     1,674
                                                     ------
           TOTAL CURRENT LIABILITIES                  2,368
                                                     ------
DEFERRED INCOME TAXES                                     0
                                                     ------
STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                    599
   Accumulated other comprehensive income                 2
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               4,384
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $6,752
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        Three Months Ended     Nine Months Ended
                                           January 31,            January 31,
                                        ------------------     -----------------

                                         2004       2003       2004       2003
                                         ----       ----       ----       ----

                                          (000's omitted, except per share data)

Net Sales - publishing                 $  761    $   677      $ 2,780   $ 2,557
Net Sales - retail                        145        167          452       473
Net Sales - restaurant                    516          0          695         0
                                       -------------------    ------------------
                                        1,422        844        3,927     3,030

Cost of goods sold - publishing           606        748        2,264     2,515
Cost of goods sold - retail               126        169          439       537
Cost of goods sold - restaurant           516          0          775         0
                                       -------------------    ------------------
                                        1,248        917        3,478     3,052
                                       -------------------    ------------------
Gross profit (loss) from continuing
   operations                             174        (73)         449       (22)
                                       -------------------    ------------------
Selling, general and
   administrative expenses                369        381        1,172     1,224
                                       -------------------    ------------------
Loss before other income
   and income taxes                      (195)      (454)        (723)   (1,246)

Other income:
   Investment and interest income          23         30           72       109
   Other                                    0          0            1         5
                                       -------------------    ------------------
                                           23         30           73       114
                                       -------------------    ------------------
Loss from continuing operations
   before income tax                     (172)      (424)        (650)   (1,132)

Income tax expense (benefit)                0          0            0      (240)
                                       -------------------    ------------------
Net loss from
   continuing operations                 (172)      (424)        (650)     (892)
                                       -------------------    ------------------
Discontinued Operations:
   Operating loss from "Adam"
   magazine (net of income tax
   benefit of $12 for the nine
   months ended January 31, 2003            0          0            0       (22)

   Gain on disposal of assets from
   "Girls Life Living" food court
   (net of income tax expense of
   $5) for the nine months ended
   January 31, 2003                         0          0            0        11

   Loss on assets held for sale             0         (7)           0        (7)

                                      --------------------     -----------------
Loss from discontinued operations           0         (7)           0       (18)
                                      --------------------     -----------------
Net loss                              $  (172)    $ (431)       $(650)  $  (910)

Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                          $ (0.11)     (0.27)       (0.40)    (0.55)

Loss from discontinued operations        0.00       0.00         0.00     (0.01)
                                      -------------------     ------------------
Net loss per common share -
   basic and diluted                  $ (0.11)     (0.27)       (0.40)    (0.56)
                                      -------------------     ------------------
Weighted average number of
     shares outstanding - basic       1,619,620 1,619,620    1,619,620 1,619,620
                                      --------------------   -------------------
Weighted average number of shares
     outstanding - diluted            1,619,620 1,619,820    1,619,620 1,619,820
                                      --------------------   -------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Nine Months Ended
                                                        January 31,
                                                     -----------------
                                                     2004         2003
                                                     ----         ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (650)     $  (910)
  Adjustments to reconcile net loss                ------       ------
  to net cash used by operating
  activities:
     Depreciation and amortization                     80           46
     Deferred income taxes                              0         (127)
     Increase/decrease in operating
       assets and liabilities:
          Accounts receivable, income
          taxes receivable, inventory,
          prepaid expenses, accounts
          payable, accrued expenses
          and deferred subscription
          revenue                                     351           56
                                                   ------       ------
Total cash used by operating activities              (219)        (935)
                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements              (550)        (491)
  Proceeds from sales of assets                         2           81
  Maturity/redemption of certificates
     of deposit                                       629        1,914
                                                   ------       ------
    Total cash provided by
      investing activities                             81        1,504
                                                   ------       ------
NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                      (138)         569

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF PERIOD                                 524         (121)
                                                   ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $   386      $   448
                                                   ======       ======

<F1>
See Notes to Consolidated Financial Statements.





                MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Adam Leaf and Bean, Inc., Peerce's Plantation, LLC and the discontinued operations of "Adam" magazine and "Girls' Life Living" (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending
January 31, 2004 and the nine months ending January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2004. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2003.

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

The average number of magazines sold per issue for four issues during the first nine months of fiscal 2004 is set forth in the following table.


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




The following table sets forth the average number of magazines sold per issue in the domestic and international markets for four issues during the nine months of fiscal 2004.

Geographic Distribution               Number of Magazines Sold
-----------------------               ------------------------

         United States                          301,000

         International                            4,000



NOTE B - ACCOUNTS RECEIVABLE


Accounts receivable consist of the following at January 31, 2004
(in thousands).

Accounts receivable - publishing           $ 445
Accounts receivable - retail                   0
                                           ------
   Total accounts receivable                 445

Less:
  Allowance for doubtful accounts            (50)
                                           ------
                                           $ 395
                                           ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first-out) or market. Inventory at January 31, 2004 is primarily related to the Adam Leaf and Bean and Peerce's Plantation operations.


NOTE D - INCOME TAXES

As a result of the Job Creation and Worker Assistance Act of 2002 ("2002
Act") that was signed by President Bush in March 2002, entities with operating losses arising in tax years ending in 2001 and 2002 are allowed to carryback those losses for five years. Prior to the 2002 Act, loss carrybacks were only permitted for two years. The Company has only recoreded tax benefits to the extent carryback claims are available, and has not recorded any tax benefit associated with the future realization of operating losses.


NOTE E - DISCONTINUED OPERATIONS

DISCONTINUED PUBLICATION OF ADAM MAGAZINE

Effective with the June/July 2002 issue of "Adam" magazine that went on sale in May 2002, the Company terminated the publication of Adam Magazine. All sales and costs associated with Adam Magazine have been reclassified as Discontinued Operations.

Net sales and loss from discontinued operation of "Adam" magazine are as follows (in thousands):

                                           Nine Months Ended January 31,

                                               2004            2003
                                            --------------------------

       Net sales                            $     0         $     8

       Loss from discontinued operations
         (net of tax)                             0             (22)





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

Net sales and loss from discontinued operations of "Girls Life Living" food court are as follows (in thousands):

                                           Nine Months Ended January 31,

                                               2004             2003
                                            --------------------------

       Net sales                            $     0         $      8

       Gain on disposal of assets
         (net of tax)                             0               11


Based upon information available at the time, the Company estimated a loss on the disposal of certain assets of $91,000 as of April 30, 2002. Upon actual disposition of the assets, an adjustment to the accrued loss resulted in a gain of $11,000 (net of tax) to be recognized during the nine months ended January 31, 2003.




NOTE F - STOCK-BASED COMPENSATION ARRANGEMENTS

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS
No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months and nine months ended
January 31, 2004 and 2003.


                                             Three months Ended January 31,

                                                       2004      2003

---------------------------------------------------------------------------
(In thousands, except per share data)


Net loss, as reported                              $   (172)  $   (431)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)       (27)
                                                   --------------------
Pro forma net loss                                 $   (173)   $  (458)

Net loss per share:

  Basic - as reported                              $  (0.11)   $ (0.27)
  Basic - pro forma                                $  (0.11)   $ (0.28)
  Diluted - as reported                            $  (0.11)   $ (0.27)
  Diluted - pro forma                              $  (0.11)   $ (0.28)



                                              Nine months Ended January 31,

                                                        2004       2003
--------------------------------------------------------------------------
            (In thousands, except per share data)

Net loss, as reported                              $   (650)   $  (910)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (4)       (80)
                                                  --------------------
Pro forma net loss                                 $   (654)   $  (990)

Net loss per share:
  Basic - as reported                              $  (0.40)   $ (0.56)
  Basic - pro forma                                $  (0.40)   $ (0.61)
  Diluted - as reported                            $  (0.40)   $ (0.56)
  Diluted - pro forma                              $  (0.40)   $ (0.61)



NOTE G - SEGMENT INFORMATION



The Company currently operates in three industry segments. The Company's primary operations during the quarters ending October 31, 2003 and 2002 respectively, was the publication of "Girls' Life" magazine in the publishing segment and "Adam Leaf and Bean" tobacco shop in the retail segment. The Company's primary operations during the quarter and nine months ending January 31, 2004 included Peerce's Plantation.


          Segment Information for the Quarter Ending January 31, 2004
          -----------------------------------------------------------
                                 (in thousands)

                                 Publishing Retail Restaurant Other    Total

Revenues from external customers  $    761   $ 145   $ 516   $    - $   1,422
Intersegment revenues                    -       -       -        -         -
Interest Income                          -       -       -       23        23
Depreciation and amortization            3       3      27       10        43
Segment profit (loss) before tax        49       7     (60)    (168)     (172)
Expenditures for segment assets          1       -      47        3        51



          Segment Information for the Quarter Ending January 31, 2003
          -----------------------------------------------------------
                                (in thousands)

                                 Publishing Retail Restaurant Other    Total


Revenues from external customers  $    677   $ 167  $    -    $   -  $   844
Intersegment revenues                    -       -       -        -        -
Interest Income                          -       -       -       30       30
Depreciation and amortization            3       3       -        7       13
Segment profit (loss) before tax      (221)    (14)      -     (189)    (424)
Expenditures for segment assets          1       -     136       11      148



          Segment Information for the Nine Months Ending January 31, 2004
          ---------------------------------------------------------------
                                            (in thousands)

                                 Publishing Retail Restaurant Other    Total

Revenues from external customers  $  2,780   $ 452   $ 695    $   -  $ 3,927
Intersegment revenues                    -       -       -        -        -
Interest Income                          -       -       -       71       71
Depreciation and amortization            9      10      34       26       79
Segment profit (loss) before tax       109     (22)   (267)    (470)    (650)
Expenditures for segment assets          2       -     542        6      550





          Segment Information for the Nine Months Ending January 31, 2003
          ---------------------------------------------------------------
                                              (in thousands)

                                 Publishing Retail Restaurant Other    Total


Revenues from external customers  $  2,557   $ 473  $    -    $   -  $ 3,030
Intersegment revenues                    -       -       -        -        -
Interest Income                          -       -       -      109      109
Depreciation and amortization           15      10       -       21       46
Segment profit (loss) before tax      (446)    (93)      -     (593)  (1,132)
Expenditures for segment assets          1       5     474       11      491



ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



For purposes of this discussion references to fiscal 2004 are to the fiscal year ending April 30, 2004, and references to fiscal 2003 are to the fiscal year ending April 30, 2003.






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

Additional risks include the following related to our new line of business, Peerce's Plantation restaurant:

Competition.

The fine dining sector of the restaurant industry Maryland is intensely competitive in pricing, service, location, personnel, and type and quality of food. We compete with national, regional and local organizations primarily through the quality, variety and value perception of menu items.
The location of restaurants, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue in all of these areas. As a recently reopened restaurant, this issues may be even more challenging for us than for our more established competition.

Economic, Market and Other Conditions.

Certain risks are endemic to the restaurant industry. A protracted economic slowdown or worsening economy, industry-wide cost pressures, or weak consumer demand could lead to sales declines and suppress sales growth and profits. The fine dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions; the seasonality of our business; consumer preferences, including changes in consumer tastes and the level of consumer acceptance of our restaurant concept; consumer spending patterns; demographic trends; weather; traffic patterns; and the type, number and location of competing restaurants.

Price and Availability of Food, Labor, Utilities, Insurance and Media; Other Costs.

Our profitability depends significantly on our ability to anticipate and react to changes in the price and availability of food; labor; utilities; insurance (including workers' compensation, general liability, health, and directors and officer's liability insurance); advertising, media and marketing; employee benefits; and other costs over which we may have little control. The price and availability of commodities, including, among other things, shrimp, lobster and other seafood and various meats, are subject to fluctuation and could increase or decrease more than we expect. We are subject to the general risk of inflation, and possible shortages or interruptions in supply caused by inclement weather or other conditions that could adversely affect the availability and cost of the items we buy. Labor shortages, increased employee turnover and higher minimum wage rates all could raise our cost of doing business. Our business also is subject to the risk of litigation by employees, consumers and suppliers or others that may result in additional costs. There can be no assurance that management will be able to anticipate and react to these cost issues without a material adverse effect on our profitability and results of operations.

Government Regulation.

We are subject to various federal, state and local laws affecting our business. Our restaurant is subject to zoning, land use, environmental, traffic and other regulations. We are also subject to licensing and regulation by state and local departments relating to health, liquor licenses, sanitation and safety standards, federal and state labor laws (including applicable minimum wage requirements, overtime, working and safety conditions, and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. We cannot predict the effect on our operations of these laws and regulations or the future enactment of additional legislation regulating these and other areas.

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

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There is one issue of Girls' Life magazine in the third quarter of fiscal years 2004 and 2003. There are four issues of Girls' Life magazine in the nine months of fiscal years 2004 and 2003.

We believe that the revenues of Peerce's Plantation Restaurant will be seasonal in nature. Because the restaurant has not been open for a full year, we have not directly experienced seasonality. However, the experience of our management team suggests that fine dining restaurants are particularly popular during the November/December holiday season and are less popular during the Winter months of January through March. Also, we expect our catering department, a substantial portion of whose business consists of weddings and holiday parties, also will be seasonal with above average business in the November/December holiday season and during the Spring and Summber wedding season but below average business in the Winter months of January through March. Because we have no direct experience of seasonality with respect to Peerce's Plantation restaurant, we can provide no assurance that the business is seasonal or that if it is seasonal, its seasonality will follow the trends described above.


RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 2004 AND 2003

Publishing sales of Girls' Life increased $84,000, or 12%, to $761,000 in the third quarter of fiscal 2004 from the third quarter of fiscal 2003.
The net increase in sales relates primarily to an increase in subscription, advertising, newsstand and miscellaneous revenues offset by a decrease in revenue from editorial services from third parties. Subscription revenue increased by $14,000, or 4%, to $323,000 in the third quarter of fiscal 2004 from the prior comparable period. Girls' Life uses subscription agencies to expand its subscription base. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer. Advertising revenue increased by $89,000, or 98%, to $180,000 in the third quarter of fiscal 2004 from the prior comparable period. The increase in advertising revenue is attributed to the improving economy in the United States and a general increase in advertising activity. Newsstand revenue increased by $31,000, or 35%, to $118,000 in the third quarter of fiscal 2004 from the prior comparable period. The increase in newsstand revenue is attributed to the increased number of Girls' Life magazines available on newsstands due to the addition of additional major regional and national chain retailers and also due to higher sales efficiencies. Revenue from editorial services to third parties decreased by $63,000 in the third quarter of fiscal 2004 from the prior comparable period. The decrease in revenue from editorial services relates primarily to less editorial services purchased by third parties in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. Additional one time services were requested by third party customers in the three months of fiscal 2003.

Sales of the retail operations, Adam Leaf and Bean tobacco shop, decreased $22,000, or 13%, to $145,000 in the third quarter of fiscal 2004 from the third quarter of fiscal 2003. The net decrease in sales relates primarily to the closing of the coffee and snack bar business. Management determined that the sales volume did not justify the cost of labor needed to staff that part of the business.

Sales for the restaurant, Peerce's Plantation, were $516,000 in the third quarter of fiscal 2004. There were no sales in the third quarter of fiscal 2003. Peerce's Plantation opened for business on September 26, 2003.

Combined sales of the three operating subsidiaries was $1,422,000 in the third quarter of fiscal 2004 compared to combined sales of $844,000 for the third quarter of fiscal 2003.

Total cost of goods sold, as a percent of total sales was 88% in the third quarter of fiscal 2004 compared to 109% in the third quarter of fiscal 2003.

Cost of goods sold for publishing, as a percent of sales was 80% in the third quarter of fiscal 2004 compared to 110% in the third quarter of fiscal 2003. The percentage decrease in the cost of goods sold for publishing was primarily attributable to decreased costs in labor and fees paid to outside contractors.

Cost of goods sold for retail sales, as a percent of sales was 87% in the third quarter of fiscal 2004 compared to 101% in the third quarter of fiscal 2003. The percentage decrease in cost of goods sold for Adam, Leaf and Bean was primarily attributable to decreased labor costs and decreased costs associated with the closing of the coffee shop in the first quarter of fiscal 2004.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 100% in the third quarter of fiscal 2004. The high percentage was primarily due to the opening of the restaurant late in the second quarter of fiscal 2004. Cost of goods sold include labor, training and other expenses incurred during the quarter prior to the restaurant's opening. Peerce's Plantation opened for business on September 26, 2003.

Cost of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 26% for the third quarter of fiscal 2004 compared to 45% in the prior comparable period. The decrease in the percentage was primarily the net result of decreased costs in promotional and salary expenses for Girl's Life and corporate overhead offset by increased costs associated with Peerce's Plantation. Other than those costs capitalized, all pre-opening costs incurred by Peerce's Plantation in the third quarter of fiscal 2003, which included salaries, wages, utilities and other costs normally classified as Cost of Goods Sold, were classified as selling, general and administrative expenses. Promotional expenses for Girls' Life magazine decreased $45,000, or 43%, for the third quarter of fiscal 2004 compared to the prior comparable period.

There were no revenues and costs associated with Adam magazine and Girl's Life Living food court for the third quarter of fiscal 2004.

Other income decreased $7,000 in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2004 AND 2003

Publishing sales of Girls' Life increased $223,000, or 9%, to $2,780,000 in the nine months of fiscal 2004 from the nine months of fiscal 2003.
The net increase in sales relates primarily to an increase in subscription, advertising, newsstand and miscellaneous revenues offset by a decrease in revenue from editorial services from third parties. Subscription revenue increased by $21,000, or 2%, to $1,283,000 in the nine months of fiscal 2004 from the prior comparable period. Girls' Life uses subscription agencies to expand its subscription base. Revenue from subscriptions sold through subscription agencies is less than the revenue received from subscriptions sold directly to the customer. Advertising revenue increased by $19,000, or 3%, to $638,000 in the nine months of fiscal 2004 from the prior comparable period. Newsstand revenue increased by $229,000, or 102%, to $453,000 in the nine months of fiscal 2004 from the prior comparable period. The increase in newsstand revenue is attributed to the increased number of Girls' Life magazines being available on newsstands due to the addition of major regional and national chain retailers and also due to higher sales efficiencies. Revenue from editorial services to third parties decreased by $66,000 in the nine months of fiscal 2004 from the prior comparable period. The decrease in revenue from editorial services relates primarily to less editorial services purchased by third parties in the nine months of fiscal 2004 compared to the nine months of fiscal 2003. Additional one time services were requested by third party customers in the nine months of fiscal 2003.

Sales of the retail operations, Adam Leaf and Bean tobacco shop, decreased $21,000, or 4%, to $452,000 in the nine months of fiscal 2004 from the nine months of fiscal 2003. The net decrease in sales relates primarily to the closing of the coffee and snack bar business. Management determined that the sales volume did not justify the cost of labor needed to staff that part of the business.

Sales for the restaurant, Peerce's Plantation, were $695,000 in the nine months of fiscal 2004. There were no sales in the nine months of fiscal 2003.

Combined sales of the three operating subsidiaries was $3,927,000 in the nine months of fiscal 2004 compared to combined sales of $3,030,000 for the nine months of fiscal 2003.


Total cost of goods sold, as a percent of total sales was 89% in the nine months of fiscal 2004 compared to 101% in the nine months of fiscal 2003.

Cost of goods sold for publishing, as a percent of sales was 81% in the nine months of fiscal 2004 compared to 98% in the nine months of fiscal 2003. The percentage decrease in the cost of goods sold for publishing was primarily attributable to decreased costs in labor and fees paid to outside contractors.

Cost of goods sold for retail sales, as a percent of sales was 97% in the nine months of fiscal 2004 compared to 114% in the nine months of fiscal 2003. The percentage decrease in cost of goods sold for Adam, Leaf and Bean was primarily attributable to decreased labor and decreased labor, inventory and other costs associated with the closing of the coffee shop in the first quarter of fiscal 2004.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 112% in the nine months of fiscal 2004. The high percentage was primarily due to the opening of the restaurant late in the second quarter of fiscal 2004. Cost of goods sold include labor for a full staff, training and other expenses associated with the opening of the restaurant. All pre-opening costs incurred during the quarter ended October 31, 2003 were included as expense for the nine months of fiscal 2004. All pre-opening costs incurred during the quarter ended July 31, 2003 were classified as selling, general and administrative expense. Peerce's Plantation opened for business on September 26, 2003.

Cost of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 30% for the nine months of fiscal 2004 compared to 40% in the prior comparable period. The decrease in the percentage was primarily the net result of decreased costs in promotional and salary expenses for Girl's Life and corporate overhead offset by increased costs associated with Peerce's Plantation. Other than those costs capitalized, all costs incurred by Peerce's Plantation in the first quarter of fiscal 2003, were classified as selling, general and administrative expenses. Promotional expenses for Girls' Life magazine decreased $69,000, or 21%, for the nine months of fiscal 2004 compared to the prior comparable period.

There were no revenues and costs associated with Adam magazine and Girl's Life Living food court for the third quarter of fiscal 2004.

Other income decreased $42,000 in the nine months of fiscal 2004 compared to the nine months of fiscal 2003. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.



LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, the Company has cash and cash equivalents of approximately $386,000, a decrease of $138,000 from the amount at April 30, 2003. The decrease resulted primarily from the purchase of equipment and improvements offset by the reduction of certificates of deposit. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At January 31, 2004, the Company has $1,961,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At January 31, 2004, the Company has no debt with third party lenders.


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

                                   MONARCH SERVICES, INC.


Date   March 16, 2004              By:  /s/  Jackson Y. Dott
       --------------              -------------------------------
                                   Chief Executive Officer



Date   March 16, 2004              /s/    Marshall Chadwell
       --------------              -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)