Form 10KSB
period 2004-04-30
MONARCH SERVICES INC
filed 2004-07-29
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                         ----------------------
                            FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 2004   Commission File No. 0-8512
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

     The issuer's revenues for the fiscal year ended April 30, 2004 are $5,405,000.

      As of July 13, 2004, the aggregate market value of the Issuer's common stock held by non-affiliates was $1,488,002.

      As of July 13, 2004, the number of shares outstanding of the Issuer's common stock was 1,619,620.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held in October, 2004 are incorporated by reference into Part III.

     Transitional small business disclosure format (check one):
                    Yes [   ]        No [ X ]










                          PART I

Item 1.   DESCRIPTION OF BUSINESS

Monarch Services, Inc. ("Monarch Maryland") was incorporated on September 22, 2000. On November 30, 2000, Monarch Services, Inc., a Delaware corporation ("Monarch Delaware") that was incorporated December 20, 1976, merged into Monarch Maryland with Monarch Maryland as the surviving entity. As used herein, references to "our", "we", "us" and "the Company", refer to Monarch Delaware prior to November 30, 2000 and Monarch Maryland, on and after November 30, 2000. The primary purpose of the merger was to change the state of incorporation of the Company from Delaware to Maryland and make certain changes in the organizational documents of the Company.

In 1993, we established a wholly-owned subsidiary, Girls' Life, Inc. which commenced substantial operations with the publication of Girls' Life magazine in August 1994.

On October 27, 1998, we sold substantially all the assets of our former games division to a subsidiary of Hasbro, Inc. for $6,000,000 in cash. The assets sold included trademarks, copyrights and other intellectual property rights, inventory and tooling.

On August 20, 1999, we closed our former printing and envelope division due to increased losses as a result of the previous year's sale of the games division.

On November 2, 1999, all remaining machinery and equipment from the games division and remaining inventories and machinery and equipment from the printing and envelope division were sold at auction.

Our primary operations during fiscal 2004 were the publication of "Girls' Life" magazine, the operation of "Adam Leaf and Bean" tobacco shop and "Peerce's Plantation" restaurant, catering facility and bar. During fiscal 2002 we invested some resources and management effort in developing and marketing Adam Magazine and Girls Life Living restaurant and analyzed the feasibility of a discount cigarette and liquor store. After analysis of the results of the first three issues of Adam Magazine and the performance of Girls Life Living restaurant during its first seven months of operation, the Board of Directors terminated the publication of Adam Magazine in June 2002 and closed the Girls Life Living restaurant in July 2002. After analysis of the cigarette and liquor business plan, the Board made the determination to focus our resources and management's effort on our core business of Girls' Life Magazine and our new businesses of Adam Leaf & Bean smoke shop and Peerce's Plantation restaurant and bar. Accordingly, we did not pursue the cigarette and liquor store opportunity. The properties that were acquired for the cigarette and liquor stores were sold during fiscal 2003.

We are continually exploring new ways to expand our publishing operation and diversify into other operations while using our established brand name "Girls' Life".

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

The revenues of our publishing business are seasonal in nature. Girls' Life magazine is published six times per year, normally two issues are published in the second and fourth calandar quarters and one issue is published in each of the first and third calandar quarters.

During fiscal 2001, we began exploring the feasibility of publishing "Adam", a magazine for young men between the ages of 21 and 34. Management decided to proceed with the publication of the magazine and the February/March 2002 premiere issue went on the newsstand for sale in January 2002. The April/ May 2002 issue went on the newsstand for sale in March 2002 and the June/ July 2002 issue went on the newsstand for sale in May 2002. "Adam" magazine had no sales during the third quarter of fiscal 2002 and minimal sales during the fourth quarter of fiscal 2002 and during the first quarter of fiscal 2003. Despite some success in increasing the distribution of "Adam" magazine through retail outlets, management was unable to generate significant interest from advertisers due to what management believes was an industry-wide slowdown in the demand for advertising in the United States. Without advertising interest, management believed that "Adam" Magazine was not viable at that time. As a result, the publication of "Adam" Magazine was terminated effective with the June/July 2002 issue. The results of "Adam" magazine are classified as discontinued operations in fiscal 2003.


Retail Business

During fiscal 2001, we leased a property adjacent to our headquarters in Baltimore, Maryland. We established a Girls' Life theme food court on this property called "Girls' Life Living" designed to attract girls in the target market of Girls' Life magazine and their families. "Girls Life Living" started doing business in December 2001. Despite some success in attracting the target market, the restaurant was unable to generate significant or steadily increasing revenues in its first eight months of operations. Without increasing revenues, we determined that Girls Life Living was not viable at that time. As a result, we closed Girls Life Living in July 2002. The gain realized from the disposal of assets and improvements were classified as discontinued operations for fiscal 2003. Assets that were not used in our other operations were classified as held for sale as of April 30, 2002 and the realized loss reported in fiscal 2003.

In June 2001, we purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.991 million in cash. The acquisition included "Peerce's Plantation", a 350 seat fine dining restaurant, catering facility and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. We considered various uses for the property which included formal dining and entertainment. Renovations of Peerce's Plantation began in the spring of 2002 and were completed in September 2003. Structural damage in certain parts of the restaurant building were more extensive than we originally believed and delayed our opening. The restaurant and bar opened for business on September 26, 2003. The catering part of the business began scheduling weddings, business meetings and other catered parties early in September 2003. The restaurant and catering menus are based on traditional Maryland fare with a European flavor and prices for entrees and other items were set to be competitive in the upscale restaurant market place in central Maryland. As of April 30, 2004, we have capitalized approximately $1,015,000 in improvements and $345,000 in equipment for Peerce's Plantation in addition to our initial purchase.

In November 2001, we opened "Adam Leaf and Bean", a tobacco shop selling cigars, tobacco and smokers accessories. The tobacco shop also included a coffee shop and snack bar which sold coffee and food items. In the first quarter of fiscal year 2004, we closed the coffee shop and snack bar. We determined that the sales volume from the coffee shop and snack bar did not justify the cost of labor needed to staff that part of the business. "Adam Leaf and Bean" sales for fiscal year 2004 did not meet our expectations and we are considering strategic alternatives for the business which may include moving the business when its current lease expires in October 2004, selling the business to a third-party or terminating the business.


MARKETING

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website www.girlslife.com. Newsstand copies are distributed nationally and internationally primarily by Warner Publisher Services.

The subscription price of a one-year Girls' Life subscription is between $14.95 and $17.85, however the amount realized by the Company is a small portion of this amount if a subscription service is used. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

The average number of magazines sold for six issues during the twelve months of fiscal year 2004 are set forth in the following table.

    Distribution Channel            Number of Magazines Distributed
    --------------------            -------------------------------

         Newsstand Sales                          60,000

         Subscription Sales                      300,000
                                               ----------
            Total Paid Circulation               360,000


         Complementary Copies                      1,000


The following table sets forth the average number of magazines sold in the domestic and international markets for six issues during the twelve months of fiscal year 2004.

    Geographic Distribution         Number of Magazines Sold
    -----------------------         ------------------------

         United States                     296,000

         International                       4,000



COPYRIGHTS AND TRADEMARKS

Our magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.


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


EMPLOYEES

At April 30, 2004, we employed 94 executive, administrative, clerical, maintenance, culinary and service personnel. Approximately 27 of our employees work part-time. None of our employees are represented by a union. We believe our relations with our employees are good.


Item 2.  DESCRIPTION OF PROPERTY

We lease and own property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains our offices and warehouse facilities. The property is leased through 2007.

2. 1407 York Road, Lutherville, Maryland 21093. This property contains the tobacco and coffee shop that operates under the name "Adam Leaf and Bean". The property is leased through October 2004.

3. 12460 Dulaney Valley Road, Phoenix, Maryland 21131. This property contains the restaurant and bar that operates under the the name "Peerce's Plantation". It includes a recently renovated 300 seat restaurant with a bar area and outbuildings housing an on-site apartment, storage areas and administrative offices. Management believes this property is suitable and adequate for its use as a fine-dining restaurant. The federal tax basis for this property is approximately $522,000. Depreciation is computed using the straight-line method, at the rate of 2.5% of cost over an estimated useful life of forty years. The realty tax rate for this property was 1.247 per $100 assessed of value for fiscal year 2004 resulting in a tax of $6,514. Because of improvements to the property during fiscal year 2004, we estimate that the realty tax cost for fiscal year 2005 will be approximately $16,500. In the opinon of management, this property is adequately covered by insurance. This property is owned by the Company.

4. 12450 Dulaney Valley Road, Phoenix, Maryland 21131. This property contains a 6,000 square foot luxury home that is currently zoned for residental use. This property may be used in the catering operations of Peerce's Plantation Restaurant. Management believes this property is suitable and adequate for use in the catering operations of Peerce's Plantation Restaurant. The federal tax basis for this property is approximately $688,000. Because the property is not currently being used in the business, no depreciation expense has been charged to the current fiscal year on this property. The realty tax rate for this property was
1.247 per $100 of assessed value for fiscal year 2004 resulting in a tax of $8,576. In the opinion of Management, this property is adequately covered by insurance. This property is owned by the Company.

5.  14.74 acres of land, Dulaney Valley Road, Phoenix, Maryland 21131.
This property is currently zoned residential and abuts the luxury home and restaurant property. The Company currently has no plans for the improvement of this property. This property is held for future development in connection with any expansion of Peerce's Plantation Restaurant and its catering operation or the development of businesses that are complementary to Peerce's Plantation Restaurant. The federal tax basis for this property is approximately $309,000. The realty tax rate for this property was 1.247 per $100 of assessed value for fiscal year 2004 resulting in a tax of $3,853. In the opinion of Management, this property is adequately insured. This property is owned by the Company.

We lease the 4517 Harford Road property from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, we believe the terms of the lease with Mr. Dott are comparable to lease terms for like properties in the same geographic area.


Item 3. LEGAL PROCEEDINGS

Companies in the publishing industry and the retail industries are, in the ordinary course of business, made the subject of actions alleging copyright infringement and other actions. Such actions may allege large damages.
We have, on an infrequent basis, had such claims made against us.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
        NONE



                                PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Common Stock Market Prices and Dividends

Our common stock is traded on the Nasdaq SmallCap Market under the symbol MAHI. The number of stockholders of record on July 13, 2004 was approximately 514.

High and low closing sale prices for each quarter within the last two fiscal years were:

                         Fiscal 2004                Fiscal 2003
Quarter                     Price                      Price
Ended                  High        Low            High        Low
                     -------     -------        -------     -------
July 31                1.36        1.01           2.35        1.60
October 31             1.61        1.20           2.00        1.35
January 31             1.50        1.21           1.40        1.20
April 30               2.75        1.26           1.32        1.10


Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. We have not paid any cash dividends since April 1987. Although the board of directors will continue to consider the resumption of dividends, there can be no assurance as to the timing or amount of any future dividends.


                   EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                              Number of
                                                              securities
                                                              remaining
                              Number of                      available for
                             securities to    Weighted-     future issuance
                              be issued        average        under equity
                                upon           exercise       compensation
                             exercise of       price of          plans
                             outstanding     outstanding      (excluding
                               options         options         securities
                            warrants and       warrants       selected in
                               rights        and rights       column (a))
                                (a)              (b)              (c)
----------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                       200,000          $ 3.25          100,000
----------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                         -0-              -0-              -0-
----------------------------------------------------------------------------

        Total                 200,000          $ 3.25          100,000
----------------------------------------------------------------------------


Item 5A. CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-KSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion set forth below highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. You are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


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

The fine dining sector of the restaurant industry in Maryland is intensely competitive in pricing, service, location, personnel, and type and quality of food. We compete with national, regional and local organizations primarily through the quality, variety and value perception of menu items.
The location of restaurants, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. We anticipate that intense competition will continue in all of these areas. As a recently reopened restaurant, these issues may be even more challenging for us than for our more established competition.


Economic, Market and Other Conditions

A protracted economic slowdown or worsening economy, industry-wide cost pressures, or weak consumer demand could lead to sales declines and suppress sales growth and profits for our retail and publishing businesses. The fine dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, the seasonality of our business, consumer preferences, including changes in consumer tastes and the level of consumer acceptance of our restaurant concept, consumer spending patterns, demographic trends, weather, traffic patterns, and the type, number and location of competing restaurants. Economic conditions also have a substantial impact on the advertising budget of the advertising customers of our publishing business.

Inflation and Availability of Food, Labor, Utilities, Insurance, Media, and Other Costs

The profitability of Peerce's Plantation depends significantly on our ability to anticipate and react to changes in the price and availability of food, labor, utilities, insurance (including workers' compensation, general liability, health, and directors and officer's liability insurance), advertising, media and marketing; employee benefits, and other costs over which we may have little control. The price and availability of commodities, including, among other things, shrimp, lobster and other seafood and various meats, are subject to fluctuation and could increase or decrease more than we expect. We are subject to the general risk of inflation, and possible shortages or interruptions in supply caused by inclement weather or other conditions that could adversely affect the availability and cost of the items we buy. Labor shortages, increased employee turnover and higher minimum wage rates all could raise our cost of doing business. Our business also is subject to the risk of litigation by employees, consumers and suppliers or others that may result in additional costs. There can be no assurance that management will be able to anticipate and react to these cost issues without a material adverse effect on our profitability and results of operations.

The price of paper is a significant expense of our publishing business. Paper price increases may have an adverse effect on our future results. Postage for the magazine distribution is also a significant expense of our publishing business. We use the U.S. Postal Service for distribution of our magazine. Postage costs increase periodically and can be expected to increase in the future. No assurances can be given that we can pass such cost increases through to our customers.


Government Regulation

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


CAUTIONARY LANGUAGE REGARDING NEW BUSINESS LINES

We are currently working on certain new lines of business including the the upscale family restaurant called "Peerce's Plantation". As disclosed below under the caption "Results of Operations," we have invested a portion of our capital in developing these new business lines and we expect to continue investing our capital in exploring these and other business lines in the future. As we commence or continue operations with these new business lines, we expect that they will require additional capital investment and management attention. We expect any new business will incur significant expenses for personnel and marketing, among other items and that such expenses will precede revenues. If we decide not to go forward with these new business lines, we do not expect to recover our invested capital. Due to limited resources, we have not commissioned third-party scientific marketing or other studies of the viability of these or other business lines, nor do we have the capacity to conduct such studies internally. In lieu of such studies, we have relied on the experience of our management team and internal analysis by our management and staff in evaluating new lines of business. Our analysis may be incomplete or based upon incomplete or incorrect data. In light of the risks of any new business enterprise and the limited analysis permitted by our resources, we cannot be sure that "Peerce's Plantation" or other business lines that we may consider, will be profitable and we may lose our entire investment in such business lines. We intend to continue to consider additional business lines and, accordingly, we expect to continue to incur expenses for exploring new business lines for the foreseeable future.


HISTORY OF OPERATING LOSSES

We have reported losses from continuing operations in four of the past five years and net losses in four of the past five years. There can be no assurance that our business strategies and tactics will be successful and that we will be profitable in future periods.


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


ANTI-TAKEOVER PROVISIONS COULD MAKE A THIRD-PARTY ACQUISITION OF US
DIFFICULT

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


ANNUAL MEETING

The 2004 Annual Meeting of Stockholders is currently scheduled to be held at 10 A.M. on October 27, 2004, at Peerce's Plantation, 12460 Dulaney Valley Road, Phoenix, Maryland 21131.



Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

We have three operating subsidiaries. Girls' Life, Inc., publishes a magazine, Adam Leaf and Bean, Inc. sells tobacco and related products on a retail basis and Peerce's Plantation operates a restaurant, catering facility and bar open to the general public. Peerce's Plantation began doing business in the quarter ended October 31, 2003.

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. Our typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice.

We believe that the revenues of Peerce's Plantation Restaurant will be seasonal in nature. Because the restaurant has not been open for a full year, we have not directly experienced seasonality. However, the experience of our management team suggests that fine dining restaurants are particularly popular during the November/December holiday season and are less popular during the winter months of January through March. Also, we expect our catering department, a substantial portion of whose business consists of weddings and holiday parties, also will be seasonal with above average business in the November/December holiday season and during the spring and summer wedding season but below average business in the winter months of January through March. Because we have no direct experience of seasonality with respect to Peerce's Plantation restaurant, we can provide no assurance that the business is seasonal or that if it is seasonal, its seasonality will follow the trends described above.

Adam Leaf and Bean sales for fiscal year 2004 did not meet our expectations and we are considering strategic alternatives for the business which may include moving the business when its current lease expires in October 2004, selling the business to a third-party or terminating the business.

For the purpose of management's discussion of the results of operations of fiscal 2004 compared to fiscal 2003, references to fiscal 2004 are to the 12 months ending April 30, 2004, and references to fiscal 2003 are to the 12 months ending April 30, 2003.


RESULTS OF OPERATIONS FISCAL 2004 COMPARED TO FISCAL 2003

Publishing sales of Girls' Life decreased $66,000, or 2%, to $3,767,000 in fiscal year 2004 from fiscal year 2003. The net decrease in sales relates primarily to a decrease in subscription revenue and decreased revenue from editorial services to third parties. This was partially offset by an increase in advertising and newsstand revenue. Subscription revenue decreased by $161,000 to $1,746,000 in fiscal year 2004 from fiscal year 2003. The net decline in subscription revenue is attributable to lower remittances from subscription agencies and a decrease in direct mail efforts during fiscal year 2004. Advertising revenue increased by $81,000, or 10%, to $893,000 in fiscal year 2004 from fiscal year 2003. We believe that advertising revenue in the first two quarters of fiscal year 2004 was adversely affected by an industry-wide decline in the demand for advertising due to the economic slowdown in the United States. We also believe that the increase in advertising revenue in the last two quarters of fiscal year 2004 was affected by the current recovering economy. Newsstand revenue increased by $74,000, or 17%, to $512,000 in fiscal year 2004 from fiscal year 2003. The net increase in newsstand revenue is attributed to the increased number of Girls' Life magazines being sold due to the addition of major regional and national chain retailers. Revenue from editorial services from third parties decreased by $106,000, or 19%, to $466,000 in fiscal year 2004 from fiscal year 2003. The decrease in revenue from editorial services relates primarily to providing fewer editorial services to third parties in fiscal 2004 compared to fiscal 2003.

Sales of the retail operations, Adam, Leaf and Bean tobacco shop, decreased $48,000, or 8%, in fiscal year 2004 from fiscal year 2003 primarily due to decreased sales of $48,000 in smokers accessories and decreased sales of $48,000 due to the closing of the coffee shop in the fist quarter of fiscal 2004 partially offset by an increase in the sales of cigars. Management had determined that the sales volume did not justify the cost of labor needed to staff the coffee operations. Sales of coffee, drinks and food decreased 88% in fiscal year 2004 compared to fiscal year 2003. Cigar sales increased $48,000 or 11%, to $482,000 in fiscal year 2004 from fiscal year 2003.
Adam Leaf and Bean sales for fiscal year 2004 did not meet our expectations and we are considering strategic alternatives for the business which may include moving the business when the current lease expires in October 2004, selling the business to a third-party or terminating the business.

Sales for the restaurant, Peerce's Plantation, which opened for business on September 26, 2003, were $1,083,000 in fiscal year 2004. There were no sales in fiscal 2003.

Combined sales for publishing, the retail operation and the restaurant increased $969,000 or 22%, to $5,405,000 for fiscal year 2004 from fiscal year 2003. The increase in combined sales relates primarily to the sales from Peerce's Plantation in the amount of $1,083,000 offset by the decrease in Girls' Life sales in the amount of $66,000 and the decrease in Adam, Leaf and Bean sales in the amount of $48,000.

Total cost of goods sold, as a percent of total sales was 95% in fiscal year 2004 compared to 94% in fiscal year 2003.

Cost of goods sold for publishing, as a percent of sales was 88% in fiscal year 2004 compared to 90% in fiscal year 2003. The percentage decrease in the cost of goods sold for publishing was primarily attributable to decreased costs in labor and shipping and delivery fees.

Cost of goods sold for Adam Leaf and Bean sales, as a percent of sales was 99% in fiscal year 2004 compared to 115% in fiscal year 2003. The percentage decrease in cost of goods sold for Adam, Leaf and Bean was primarily attributable to decreased labor, inventory and other costs associated with the closing of the coffee shop in the first quarter of fiscal 2004.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 116% in fiscal 2004. The high percentage was primarily due to the opening of the restaurant late in the second quarter of fiscal 2004. Costs of goods sold include labor for a full staff, training and other expenses associated with the opening of the restaurant. All pre-opening costs incurred during the quarter ended July 31, 2003 were classified as selling, general and administrative expenses. Peerce's Plantation opened for business on September 26, 2003.

Cost of goods sold includes certain direct overhead costs that are fixed and do not fluctuate as a result of the sales volume. Certain other costs are not fixed and do fluctuate with the sales volume. As sales increase, we expect the fixed costs to decrease as a percentage of sales.

Total selling, general and administrative expenses for the Company and it's three subsidiaries as a percentage of sales were 27% in fiscal year 2004 compared to 38% in fiscal year 2003. Selling, general and administrative expenses decreased $200,000 to $1,680,000 primarily due to the net result of decreased costs in promotional, salary and outside services expenses offset by increases in depreciation, office and computer and other expenses.

Selling, general and administrative expenses for Girls' Life as a percentage of sales were 14% in fiscal year 2004 compared to 17% in fiscal year 2003. Expenses decreased $158,000 to $510,000 primarily due to the net result of decreased costs in promotional and salaries expenses offset by an increase in office and computer expenses. Promotional and salary expenses for Girls' Life decreased $163,000, or 31%, for fiscal year 2004 compared to fiscal year 2003. Selling, general and administrative expenses for Adam Leaf and Bean as a percentage of sales were 9% in fiscal year 2004 compared to 8% in fiscal year 2003. Expenses increased $4,000 to $50,000 primarily due to the net result of increased costs in taxes and insurance expenses offset by a decrease in office and computer expenses. Selling, general and administrative expenses for Peerce's Plantation as a percentage of sales were 22% in fiscal year 2004. Expenses decreased $4,000 to $237,000 in fiscal year 2004 compared to fiscal year 2003. All expenses were classified as selling, general and administrative expenses in fiscal year 2003. Peerce's Plantation had no sales in fiscal year 2003. Selling, general and administrative expenses for the Company decreased $42,000 to $684,000 in fiscal year 2004 compared to fiscal year 2003. The decrease was primarily due to decreased costs in outside services and utilities, taxes and insurance offset by increases in salaries and fringe benefits and maintenance and rent expenses. We anticipate that compliance with provisions of the Sarbanes-Oxley Act of 2002, including Section 404 relating to audits or our internal controls, will increase our general and administrative costs in future periods.

Revenues and costs associated with "Adam" magazine and "Girls' Life Living" food court have been classified as discontinued operations for fiscal year 2003. There were no revenues or costs associated with "Adam" magazine and "Girl's Life Living" food court for fiscal year 2004.

Other income decreased $55,000 in fiscal year 2004 to $93,000 from $148,000 in fiscal year 2003. The fiscal year 2004 decrease was primarily due to the decrease in interest income in the amount of $51,000 as a result of lower balances of cash invested in certificates of deposit and lower interest rates.

As a result of the Job Creation and Worker Assistance Act of 2002 (the "2002 Act") that was signed by President Bush in March 2002, entities with net operating losses are allowed to carryback those losses five years. Prior to the 2002 Act, loss carrybacks were only permitted for two years. We have only recorded tax benefits to the extent carryback claims are available and have not recorded any tax benefit associated with the future realization of operating losses. These carryback claims are for federal income tax purposes only. Income tax benefits attributable to continuing operations was $0 for 2004 compared to $259,000 for 2003. The income tax benefit associated with discontinued operations was $0 for 2004 and $7,000 for 2003. The Company's effective rate for the fiscal year 2003 was (20)%.

Income tax benefits recognized in the financial statements for 2003 were to the extent that the Company had carryback claims available. We have exhausted all available federal carryback claims and have a state carryback claim in the amount of $16,000 as of April 30, 2004.

We had approximately $3.2 million in federal net operating loss carryforwards as of April 30, 2004. These loss carryforwards expire in 2022 and through 2024. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not". Accordingly, a valuation allowance has been established for the entire net deferred tax assets. The amount of loss carryforward available for any one year may be limited if we are subject to the alternative minimum tax.


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


LIQUIDITY AND SOURCES OF CAPITAL

At April 30, 2004, we had cash and cash equivalents of approximately $155,000 a decrease of $369,000 compared to cash and cash equivalents at April 30, 2003. We received $903,000 in cash from the redemptions of certificates of deposit during fiscal 2004. As of April 30, 2004, we had investments in certificates of deposit in the amount of $1,687,000. As we enter into new lines of business there results a need for greater capital investment.

We experienced a net decrease in our accounts receivable of $146,000 from last year primarily due to a decrease in receivables from third parties, the write off of bad debts in the amount of $22,000 and a decrease in newsstand receivables. Prepaid expenses increased $156,000 compared to the prior year primarily because of prepaid postage and prepaid printing expenses for Girls' Life and prepaid insurance for our three operating subsidiaries. Deferred subscription revenue decreased compared to the prior year primarilary because deferred subscription revenue is affected by the timing of renewals, which are also affected by the timing of direct mail advertising.

At April 30, 2004, we had no debt with third-party lenders.

During fiscal 2004, cash and cash equivalents ranged from approximately $524,000 to $155,000. Our cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

Management believes that existing cash and cash equivalents, and certificates of deposit together with cash generated from operations and investing activities, will be sufficient to meet the our liquidity and capital needs for the next 12 months.


IMPACT OF INFLATION AND CHANGING PRICES

The profitability of Peerce's Plantation depends significantly on our ability to anticipate and react to changes in the price and availability of food, labor, utilities, insurance (including workers' compensation, general liability, health, and directors and officer's liability insurance), advertising, media and marketing; employee benefits, and other costs over which we may have little control. The price and availability of commodities, including, among other things, shrimp, lobster and other seafood and various meats, are subject to fluctuation and could increase or decrease more than we expect. We are subject to the general risk of inflation, and possible shortages or interruptions in supply caused by inclement weather or other conditions that could adversely affect the availability and cost of the items we buy. Labor shortages, increased employee turnover and higher minimum wage rates all could raise our cost of doing business. Our business also is subject to the risk of litigation by employees, consumers and suppliers or others that may result in additional costs. There can be no assurance that management will be able to anticipate and react to these cost issues without a material adverse effect on our profitability and results of operations.

The price of paper is a significant expense of our publishing business. Paper price increases may have an adverse effect on our future results. Postage for the magazine distribution is also a significant expense of our publishing business. We use the U.S. Postal Service for distribution of our magazine. Postage costs increase periodically and can be expected to increase in the future. No assurances can be given that we can pass such cost increases through to our customers.

Item 7.     FINANCIAL STATEMENTS

Consolidated Statement of Financial Condition
------------------------------------------------------------
April 30,                                          2004
------------------------------------------------------------
                                             (000's Omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $   155
   Accounts receivable, net                          233
   Marketable securities available
       for sale, net                                  38
   Inventory                                         153
   Prepaid publishing expenses                       135
   Other prepaid expenses                             75
   Other current assets                               16
                                                 -------
        TOTAL CURRENT ASSETS                         805




Certificates of deposit                            1,687
                                                 -------
PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and
      fixtures                                       820
   Leasehold improvements                            367
   Restaurant buildings and improvements           2,461
                                                  -------
                                                   3,648
   Less accumulated depreciation                    (697)
                                                  -------
                                                   2,951
   Land                                              321
                                                  -------
        TOTAL PROPERTY AND EQUIPMENT - NET         3,272
                                                  -------
   Trademarks - net                                    8
   Liquor license                                    200
                                                  -------
                    TOTAL ASSETS                 $ 5,972
                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                               $  388
   Accrued expenses                                   91
   Catering advance payments                          27
   Deferred gift card revenue                         43
                                                  -------
        TOTAL CURRENT LIABILITIES                    549
                                                  -------
Deferred subscription revenue                      1,503
                                                  -------
        TOTAL LIABILITIES                          2,052
                                                  -------
STOCKHOLDERS' EQUITY
   Common Stock-par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                     2
   Additional paid in capital                      3,781
   Retained earnings                                 141
   Accumulated other comprehensive income (loss)      (4)
                                                  -------
                   TOTAL STOCKHOLDERS' EQUITY      3,920
                                                  -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,972
                                                  =======

<F1>
See Notes to Consolidated Financial Statements.

Item 7.             FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
-----------------------------------------------------------------------
Years Ended April 30,                            2004        2003
-----------------------------------------------------------------------

                               (000's Omitted, except share information)
Net Sales - publishing                       $  3,767       $  3,833
Net Sales - retail                                555            603
Net Sales - restaurant                          1,083              0
                                               ----------------------
                                                5,405          4,436

Cost of goods sold - publishing                 3,323          3,467
Cost of goods sold - retail                       551            691
Cost of goods sold - restaurant                 1,256              0
                                               ----------------------
                                                5,130          4,158
                                               ----------------------
Gross profit from continuing
   operations                                     275            278
                                               ----------------------
Selling, general and administrative
   expenses                                     1,480          1,680
                                               ----------------------
Loss before other income and
   income taxes                                (1,205)        (1,402)

Other income:
   Investment and interest income                  92            143
   Other                                            1              5
                                               ----------------------
                                                   93            148
                                               ----------------------
Loss from continuing operations
   before income tax benefit                   (1,112)        (1,254)

Income tax expense (benefit)                        0           (259)
                                               ----------------------
Net loss from continuing operations            (1,112)          (995)

Discontinued Operations:

   Operating loss from "Adam" magazine
      (net of income tax benefit of
      ($7) for the year ended April 30,
       2003                                         0            (27)

   Gain on disposal of assets from
      "Girls Life Living" (net of
      income tax expense of $3 for
      the year ended April 30, 2003                 0             13

   Loss on assets held for sale
      (net of tax benefit of $3)
       for the year ended April
       30, 2003.                                    0            (11)

                                              -----------------------
Loss from discontinued operations                   0            (25)
                                              -----------------------
Net loss                                     $ (1,112)      $ (1,020)
                                              =======================
Net loss per common share -
      basic and diluted:

Loss from continuing
     operations per share                    $   (.69)      $  (.61)

Loss from discontinued operations                   -          (.02)
                                             -----------------------
Net loss per common share -
      basic and diluted                      $   (.69)      $  (.63)
                                             =======================
Weighted average number of shares
     outstanding - basic                     1,619,620     1,619,620
                                             -----------------------
Weighted average number of shares
     outstanding - diluted                   1,619,620     1,619,620
                                             -----------------------

<F1>
See Notes to Consolidated Financial Statements.

Item 7.                FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
------------------------------------------------------------------
Years Ended April 30, 2004 and 2003
------------------------------------------------------------------

                   (000's omitted, except shares outstanding data)

                                              Accumulated
                           Additional            Other        Total
                    Common  Paid in  Retained Comprehensive Stockholders'
                    Stock   Capital  Earnings Income (loss)   Equity
                  --------- -------  --------  ------------ ------------

Balance,
April 30, 2002     $   2  $ 3,781  $ 2,273   $     (9)     $  6,047

Other comprehensive
income - unrealized
loss on marketable
securities avail-
able-for sale                            -                        -

Net loss                            (1,020)                  (1,020)
                                                            --------
Total comprehensive
   income (loss)                                             (1,020)
                   -----  -------  -------   ---------      --------
Balance,
April 30, 2003     $   2  $ 3,781  $ 1,253   $     (9)    $   5,027

Other comprehensive
income - unrealized
gain on marketable
securities avail-
able-for sale                                       5             5

Net loss                            (1,112)                  (1,112)
                                                            --------
Total comprehensive
   income (loss)                                             (1,107)
                   -----  -------  -------   ---------      --------
Balance,
April 30, 2003     $   2  $ 3,781  $   141   $     (4)    $   3,920
                   =================================================

Average Shares Outstanding:  April 30, 2004    1,619,620
                             April 30, 2003    1,619,620


<F1>
See Notes to Consolidated Financial Statements.

Item 7.               FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows
---------------------------------------------------------------------
Years Ended April 30,                             2004         2003
---------------------------------------------------------------------
                                                 (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $ (1,112)    $ (1,020)
   Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Depreciation and amortization                  128           58
     Gain on disposal of assets, net                  0           (2)
     Bad debt expense                                22           18
     Deferred income taxes                            0         (230)
     Increase/decrease in operating
       assets and liabilities:
        Accounts receivable, gross                  124           51
        Inventory                                    48           50
        Prepaid expenses                           (156)          63
        Accounts payable                            127         (138)
        Accrued expenses                              9            5
        Income taxes receivable                       0          277
        Deferred subscription revenue                21           86
        Deposits held in escrow                      63            7
                                                 --------------------
Total cash used by operating activities            (726)        (775)
                                                 --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                       22          137
  Purchases of property and equipment              (567)        (794)
  Trademark costs                                    (1)          (2)
  Maturity/redemption of certificates
     of deposit                                     903        2,079
                                                 --------------------
    Total cash provided by
      investing activities                          357        1,420
                                                 --------------------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                               (369)         645

CASH AND CASH EQUIVALENTS (OVERDRAFT)
  BEGINNING OF YEAR                                 524         (121)
                                                 --------------------
CASH AND CASH EQUIVALENTS
  END OF YEAR                                  $    155     $    524
                                                =====================

<F1>
See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Monarch Services, Inc. and its wholly owned subsidiaries, Girls' Life, Inc., Adam Leaf and Bean, Inc. Peerce's Plantation, Inc. and the discontinued Adam Magazine and Girls Life Living, Inc. ("collectively the Company"). Consolidation has resulted in the elimination of all significant intercompany balances and transactions. Certain reclass-ifications have been made to amounts previously reported to conform with the classifications made in 2004. The limited sales and all costs of Adam Magazine and Girls Life Living, Inc. have been reclassified as discontinued operations for fiscal year 2003.

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

Girls Life Living, Inc. was incorporated on March 12, 1997 in the State of Maryland. During 2001, this subsidiary began limited activity developing a model for a theme restaurant called "Girls Life Living". "Girls Life Living" started doing business in December 2001. Effective July 2002, "Girls Life Living" food court was closed. All sales and costs associated with "Girls Life Living" have been reclassified as Discontinued Operations for the fiscal year 2003.

Adam Leaf and Bean, Inc. was incorporated on June 11, 1997 in the State of Maryland. "Adam Leaf and Bean", a tobacco shop, started doing business in December 2001.

Adam Magazine, Inc. was incorporated on June 11, 1997 in the State of Maryland. During 2001, this subsidiary began limited activity developing a new magazine for young men called "Adam". Subsequent to the June/July 2002 issue of "Adam" magazine that went on sale in May 2002, the publication of Adam Magazine was terminated. All sales and costs associated with "Adam" Magazine have been reclassified as Discontinued Operations for the fiscal year 2003.

Peerce's Plantation GL, LLC was incorporated on June 19, 2001 in the State of Maryland. "Peerce's Plantation", an upscale restaurant, catering facility and bar, started doing business on September 26, 2003.

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

ACCOUNTS RECEIVABLE: Girls' Life sells its magazine through distributors and direct individual subscriptions. Receivables consist of advertising income and sales of magazines through the distributors for issues released prior to April 30. Services for publishing and editing are also included in accounts receivable. Adam Leaf and Bean sells tobacco products to the general public and Peerce's Plantation sells food and alcoholic beverages as cash or credit card sales. Peerce's Plantation also offers catering services to the general public. Accounts receivable are charged-off when management determines that the collection becomes unlikely.

INVENTORIES: Inventories are valued at the lower of cost or market.

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

MARKETABLE SECURITIES: The Company accounts for its investments in equity securities under the accounting and reporting provisions of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). We have classified our investments as available-for-sale based on its intended use. As such, unrealized holding gains and losses are included as other comprehensive income, a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT COSTS: The Company had no research and development costs during the fiscal year 2004.

COSTS ASSOCIATED WITH START-UP ACTIVITIES: The Company accounts for start
-up costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the Costs of Start-up Activities", which requires such costs to be expensed in the period incurred.

INCOME TAXES: We provide for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS
No. 109") which requires an asset and liability approach to financial accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are provided for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable income or deductible amounts. The deferred tax assets and liabilities are measured using enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Income tax expense is computed as the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets or liabilities. Income tax benefits are recognized to the extent that carryback claims are available.

EARNINGS PER SHARE: Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is computed by including the average common stock equivalents outstanding, if any, to the weighted average number of common shares outstanding during the period.

STOCK-BASED COMPENSATION ARRANGEMENTS: we apply APB Opinion No. 25 and related interpretations in accounting for stock based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the two years ended April 30.

(In thousands, except per share data)                  2004       2003
-----------------------------------------------------------------------
Net loss, as reported                              $ (1,112)  $ (1,020)
Less proforma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (5)      (106)
                                                   --------------------
Pro forma net loss                                 $ (1,117)  $ (1,126)

Net loss per share:
  Basic - as reported                              $  (0.69)   $ (0.63)
  Basic - pro forma                                $  (0.69)   $ (0.70)
  Diluted - as reported                            $  (0.69)   $ (0.63)
  Diluted - pro forma                              $  (0.69)   $ (0.70)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November, 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," as it relates to disclosures of SFAS No. 115 securities. In addition to the disclosures already required by SFAS No. 115, EITF Issue 03-01 requires both quantitative and qualitative disclosures for marketable equity and debt securities. The new disclosure requirements are required to be applied to financial statements for fiscal years ending after December 15, 2003. Adoption of EITF 03-01 did not materially impact the Company's consolidated financial statements.


NOTE B - DISCONTINUED OPERATIONS:

DISCONTINUED PUBLICATION OF ADAM MAGAZINE:

Subsequent to the June/July 2002 issue of "Adam" magazine which went on sale in May 2002, the Company terminated the publication of "Adam" Magazine. All sales and costs associated with Adam magazine have been reclassified as Discontinued Operations for the year ended April 30, 2003. There weres no sales or costs associated with Adam magazine for the year ended April 30, 2004.

Net sales and loss from discontinued operation of "Adam" magazine are as follows (in thousands):

                                         Years Ended April 30,
                                           2004        2003
---------------------------------------------------------------------
Net sales                                 $   0       $   0

Loss from discontinued
   operations (net of tax)                    0         (27)


Estimated salary and other termination and exit costs were finalized during the twelve months ended April 30, 2003 upon settlement of those obligations. This adjustment (net of tax) resulted in $27,000 of expense to be recognized during the twelve months ended April 30, 2003.

DISCONTINUED OPERATIONS OF GIRLS LIFE LIVING:

Effective July 2002, "Girls Life Living" food court was closed. All sales and costs associated with Girls Life Living have been reclassified as Discontinued Operations for the year ended April 30, 2003. There were no sales or costs associated with Girls Life Living for the year ended April 30, 2004.

Net sales and gain on disposal of assets of "Girls Life Living" food court is as follows (in thousands):

                                         Years Ended April 30,
                                            2004      2003
---------------------------------------------------------------------
Net sales                                 $    0      $  8

Gain on disposal of assets
   (net of tax)                                0        13


Based upon information available at the time, the Company estimated a loss on the disposal of certain assets of $91,000 as of April 30, 2002. Upon actual disposition of the assets, an adjustment to the accrued loss resulted in a gain of $13,000 (net of tax) to be recognized during the twelve months ended April 30, 2003.


NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at April 30, 2004 (in thousands):

Accounts Receivable - publishing     $  283
Accounts Receivable - retail              -
                                     -------
                                        283
Less:
  Allowance for doubtful accounts      ( 50)
                                     -------
      Accounts receivable, net       $  233
                                     =======

Bad debt expense charged to operations was $21,656 for the year ended April 30, 2004 and $18,440 for the year ended April 30, 2003.


NOTE D - CERTIFICATE OF DEPOSIT

As of April 30, 2004, investments in a certificate of deposit consisted of the following (in thousands):

       Rate                Maturity               Amount
      ------              ----------           ------------

       4.40%               11/20/06              $ 1,687
                                               ============

The certificate of deposit is in excess of federal insurance limits.


NOTE E - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

At April 30, 2004, the cost and estimated fair value of marketable securities, available-for-sale is as follows (in thousands):

                                Unrealized      Unrealized     Estimated
                       Cost       Gains            Loss        Fair Value
                     ------------------------------------------------------
Equity Securities      $ 48       $  -           $  10           $  38
                     ======================================================

The unrealized loss has been continous for more than 12 months. The unrealized losses that exist are the result of market changes since the original purchase. This factor coupled with the fact the Company has both the intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

NOTE F - INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the federal statutory rate is as follows:

-----------------------------------------------------------------------------
Years Ended April 30,                                         2004      2003
-----------------------------------------------------------------------------

Federal income tax (benefit) expense at statutory rate        (34)%      (34)%
Non-deductible items                                            1          1
Limitation of previously unrecognized tax benefits
  due to availability of loss carryback claims                  -         13
Valuation allowance                                            33          -
                                                              ----       ----
                                                                0%       (20)%
                                                              ====       ====

The deferred tax assets (liabilities) result from the following temporary differences (in thousands):
--------------------------------------------------------------
April 30,                                           2004
--------------------------------------------------------------
Deferred tax assets:
  Financial statement accruals, net              $   11
  Allowances for accounts receivable                 19
  Unrealized loss on marketable securities
    available-for-sale                                4
  Net operating loss carryforward                 1,072
                                                 --------
       Total deferred tax assets                  1,106

       Vaulation allowance                       (1,093)

Deferred tax liabilities:
    Property and equipment                          (13)
                                                 --------
Net deferred tax assets                          $   -
                                                 ========

Income tax benefits in the financial statements for 2003 were recognized to the extent that we had carryback claims available. The Company has exhausted all available federal carryback claims and has a state carryback claim in the amount of $16,000 as of April 30, 2004.

The Company had approximately $3,154,000 in federal net operating loss carryforwards as of April 30, 2004. These loss carryforwards expire between 2022 and 2024. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not". Accordingly, a valuation allowance has been established for the entire net deferred tax assets. The amount of loss carryforward available for any one year may be limited if we are subject to the alternative minimum tax.

Cash payments for state income taxes were $0 and $16,238 for the years ended April 30, 2004 and 2003, respectively.


NOTE G - PROFIT-SHARING PLAN

During fiscal year 2002, the original profit sharing plan was changed to a 401(k) defined contribution plan that allows employees to make contributions to their individual 401(k) plan through payroll deductions. The Company made no contributions to the original profit sharing plan or the new 401(k) plan in fiscal years 2004 and 2003.


NOTE H - STOCK OPTION PLANS

The Company's Omnibus Stock Option Plan (the "Omnibus Plan") provides for the granting of certain types of qualified and nonqualified stock options to directors, executive officers and key employees on a periodic basis at the discretion of our Board of Directors. The Company has reserved 300,000 shares of common stock under the Omnibus Plan.

Options for 40,000, 10,000 and 200,000 shares of common stock were granted during the years ended April 30, 2003, April 30, 2001 and 2000, respectively. The options begin to vest at an annual rate of 25% after the completion of one year of service following the date of grant. Options for 10,000 relating to the fiscal year April 30, 2001 grants and 40,000 relating to the fiscal year April 30, 2000 grants were cancelled during the year ended April 30, 2004.


                              Stock Options
   -------------------------------------------------------------------------
                                     2004                  2003
   -------------------------------------------------------------------------
                                             Weighted              Weighted
                                    Number   Average      Number   Average
                                      of     Exercise       of     Exercise
                                    Shares    Price       Shares    Price

     Balance, beginning of year     250,000    $3.32      210,000    $3.73

     Granted                            -         -        40,000     1.20

     Cancelled                       50,000     3.63          -         -

     Exercised                          -         -           -         -
                                    -------               -------
     Balance, end of year           200,000    $3.25      250,000    $3.32
                                    =======               =======

     Weighted average fair value of
       options granted during the year         $ -                   $0.75
                                               =====                 =====



                             Options Outstanding       Options Exercisable
                             -------------------       -------------------
                             Weighted    Weighted                    Weighted
                     Number   Average     Average       Number        Average
    Range of           of    Remaining   Exercise         of         Exercise
    Exercise Price   Shares  Life(years)   Price        Shares         Price

        $3.58         80,000     .8        $3.58        80,000         $3.58
        $3.94         80,000     .8        $3.94        80,000         $3.94
        $1.20         40,000    1.3        $1.20        10,000         $1.20
                     -------                           -------
                     200,000     .9        $3.25       170,000         $3.61
                     =======                           =======


The fair value of the options granted that began to vest during 2004 and 2003 were estimated using the Black-Scholes option-pricing model and used the following assumptions for the 2003 and 2002 grants:

                               2003 Grants    2002 Grants
                               -----------    -----------
Dividend yield                       0%             0%
Expected volatility                 75%            75%
Risk-free interest rate           2.72%          4.93%
Expected lives (in years)            5              5


NOTE I - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and warehouse and other facilities. The lease for the office and warehouse facilities currently in use was extended for a term of 10 years commencing July 1997, and ending June 2007. The Company generally must pay for property taxes, insurance and maintenance costs related to the property. Total rental expense for 2004 and 2003 was approximately $216,000 and $213,000, respectively.

The future annual minimum rental commitments for the current non-cancelable operating leases as of April 30, 2004 are $144,000 annually through 2007 for the office and warehouse facilities and $36,000 through October 2004 for the tobacco and coffee shop facilities.

The office and warehouse facilities are leased through 2007 for approximately $144,000 annually from the Chairman of the Company and a member of his family. The tobacco shop facilities are leased through October 2004 for approximately $73,000 annually. The lease agreements provide for escalation of rent based on certain indexes.

Expected lease payments under the above operating leases for the fiscal years are as follows:
                                            2005    2006    2007
                                           ------  ------  ------
                                               (in thousands)

Property: Office and Warehouse             $ 144   $ 144   $ 144
Property: Tobacco shop                        73       -       -
                                           -----   -----   -----
      Total lease payments                 $ 217   $ 144   $ 144


LITIGATION: We are involved, from time to time, in legal actions arising in our normal course of operations.


NOTE J - SEGMENT INFORMATION

The Company currently operates in three industry segments. Our primary operations during fiscal years 2004 and 2003 was the publication of "Girls' Life" magazine in the publishing segment and "Adam Leaf and Bean" tobacco shop in the retail segment and Peerce's Plantation in the restaurant segment.


                   Segment Information for fiscal 2004
                   -----------------------------------
                          (in thousands)

                                 Publishing Retail Restaurant Other    Total

Revenues from external customers  $ 3,767   $ 555   $ 1,083  $   -   $ 5,405
Intersegment revenues                   -       -       -        -        -
Interest Income                         -       -       -        92       92
Depreciation and amortization          12      13      61        42      128
Segment profit (loss) before tax      (66)    (45)   (410)     (591)  (1,112)
Expenditures for segment assets         4       -     572        12      588


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



Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and the Stockholders of Monarch Services, Inc.

We have audited the accompanying consolidated statement of financial condition of Monarch Services, Inc. and Subsidiaries as of April 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Services, Inc. and Subsidiaries as of April 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/  Stegman & Company
------------------------
Stegman & Company
Baltimore, Maryland
July 8, 2004



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

Item 8A.  CONTROLS AND PROCEDURES

          AS of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

          In addition, there were no changes in the Company's internal controls over financial reporting (as defined in Rule
          13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION

          NONE

                                PART III

     Information required in Part III, Items 9-12 and 15 is incorporated by reference to the Company's proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders.

Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by Item 9 is incorporated by reference from the information set forth under the heading "Election of Directors--Directors and Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

Item 10.  EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated by reference from the information set forth under the heading "Election of Directors--Executive Compensation" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by Item 11 is incorporated by reference from the information set forth under the heading "Ownership of Voting Securities--Principal Stockholders" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 12 is incorporated by reference from the information set forth under the heading "Election of Directors--Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2004 annual meeting of stockholders.

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

              (h) The Company's By-Laws dated July 25, 2001
                 (incorporated by reference to Exhibit 3 to
                  the Company's Form 10-KSB for the fiscal year ended April 30, 2001).

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

           14.    Code of Ethics

           21. Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's
                  Form 10-QSB for the quarter ended October 31,
                  2002).

           23.    Consent of Stegman & Company.

           24.    Power of Attorney.

           31(a). Rule 13a-14(a)/15d-14(a) Certification (CEO).

           31(b). Rule 13a-14(a)/15d-14(a) Certification (CFO).

           32(a). Section 1350 Certification (CEO).

           32(b). Section 1350 Certification (CFO).



Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Stegman & Company was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

The Audit Committee charter requires that the Audit Committee pre-approve all audit and non-audit engagement fees, and terms and services. On an ongoing basis, management communicates specific projects and categories of services for which advance approval of the Audit Committee is required. The Audit Committee reviews these requests and advises management and the independent auditors if the Audit Committee pre-approves the engagement of the independent auditors for such projects and services. On a periodic basis, the independent auditors report to the Audit Committee the actual spending for such projects and services compared to the approved amounts. The Audit Committee may delegate the authority to grant any pre-approvals to one or more members of the Audit Committee, provided that such member reports any pre-approvals to the Audit Committee at its next scheduled meeting. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee.

The following table presents fees for professional services rendered by Stegman & Company for the audit of Monarch Service's annual consolidated financial statements for the years ended April 30, 2004 and 2003 and fees for other services rendered by Stegman & Company during those periods.

                                          Year ended April 30,

                                       2004                  2003
                                       ----                  ----

            Audit fees(1)           $ 39,150              $ 34,000
            Tax fees(2)                8,750                 9,650
            All other fees(3)              -                     -
                                    --------              --------
            Total fees              $ 47,900              $ 43,650
                                    ========              ========


(1) Audit Fees consist of fes billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in the quarterly reports, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.

(2) Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(3) All Other Fees consist of fees for services other than the services reported above.




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

Date:  July 29, 2004
       -------------


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  July 29, 2004                     /s/     Jackson Y. Dott
       -------------                     -------------------------------
                                         Jackson Y. Dott, President,
                                         Chief Executive Officer
                                        (Principal Executive Officer),
                                            and Director


Date:  July 29, 2004                     /s/    David F. Gonano
       -------------                     -------------------------------
                                         David F. Gonano, Director



Date:  July 29, 2004                     /s/    Trent Walklett
       -------------                     -------------------------------
                                         Trent J. Walklett, Director



Date:  July 29, 2004                     /s/    A. Eric Dott
       -------------                     -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date:  July 29, 2004                     /s/    Marshall Chadwell
       -------------                     -------------------------------
                                         Marshall Chadwell, Chief
                                         Financial Officer, Secretary
                                            and Treasurer
                                        (Principal Financial Officer),
                                         Principal Accounting Officer


EXHIBIT INDEX

Exhibit Number
--------------


     14        -        Code of Ethics
     23        -        Consent from Stegman & Company
     24        -        Power of Attorney
     31(a)     -        Rule 13a-14(a)/15d-14(a) Certification (CEO)
     31(b)     -        Rule 13a-14(a)/15d-14(a) Certification (CFO)
     32(a)     -        Section 1350 Certification (CEO)
     32(b)     -        Section 1350 Certification (CFO)