Form 10QSB
period 2004-07-31
MONARCH SERVICES INC
filed 2004-09-14
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                Form 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED    July 31, 2004   COMMISSION FILE NO. 000-08512
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

As of July 31, 2004, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]








PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

         MONARCH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                                                  July 31, 2004
                                               ------------------
                                                (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $   81
  Accounts receivable, net                              140
  Marketable securities available
      for sale                                           38
  Inventory                                              58
  Prepaid publishing expenses                           214
  Other prepaid expenses                                 64
  Other current assets                                   16
                                                     ------
           TOTAL CURRENT ASSETS                         611

Certificates of deposit                               1,605

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         771
   Leasehold improvements                               324
   Restaurant buildings and improvements              2,454
                                                      -----
                                                      3,549
   Less accumulated depreciation                       (695)
                                                      -----
                                                      2,854
   Land                                                 321
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET         3,175
                                                      -----
   Trademarks - net                                       8
   Liquor license                                       200
                                                      -----
             TOTAL ASSETS                            $5,599
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  344
   Accrued expenses                                     129
   Catering advance payments                             20
   Deferred gift card revenue                            40
                                                     ------
           TOTAL CURRENT LIABILITIES                    533
                                                     ------
Deferred subscription revenue                         1,582
                                                     ------
STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained deficit                                    (295)
   Accumulated other comprehensive income                (4)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               3,484
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $5,599
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                               Three Months Ended
                                                    July 31,
                                               ------------------

                                                2004       2003
                                                ----       ----

                                   (000's omitted, except per share data)

Net Sales - publishing                        $  722    $   729
Net Sales - restaurant                           460          0
                                              -------------------
                                               1,182        729

Cost of goods sold - publishing                  678        669
Cost of goods sold - restaurant                  493          0
                                              -------------------
                                               1,171        669
                                              -------------------
Gross profit (loss) from continuing
   operations                                     11         60
                                              -------------------
Selling, general and
   administrative expenses                       307        354
                                              -------------------
Loss before other income
   and income taxes                             (296)      (294)

Other income:
   Investment and interest income                 18         27
                                              -------------------
                                                  18         27
                                              -------------------
Loss from continuing operations
   before income tax                            (278)      (267)

Income tax expense (benefit)                       0          0
                                              -------------------
Loss from Continuing operations                 (278)      (267)

Discontinued Operations:
     Operating loss from "Adam Leaf
        and Bean" (net of income tax
        benefit of $0 and $0) for
        the quarter ended July 31,
        2004 and 2003 respectively               (99)        (8)

     Loss on disposal of assets from
        "Adam Leaf and Bean" (net of
        income tax expense of $0) for
        the quarter ended July 31,
        2004                                     (59)         -
                                              -------------------
Loss from discontinued operations               (158)        (8)
                                              -------------------
Net loss                                        (436)      (275)

Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                                 $ (0.17)     (0.16)

Loss from discontinued operations              (0.10)      (.01)
                                             -------------------
Net loss per common share -
   basic and diluted                         $ (0.27)     (0.17)
                                             -------------------
Weighted average number of
     shares outstanding - basic              1,619,620 1,619,620
                                             -------------------
Weighted average number of shares
     outstanding - diluted                   1,619,620 1,619,620
                                             -------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Three Months Ended
                                                          July 31,
                                                     -----------------
                                                     2004         2003
                                                     ----         ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (436)     $  (275)
  Adjustments to reconcile net loss
  to net cash used by operating
  activities:
     Depreciation and amortization                     33           12
     Increase/decrease in operating
       assets and liabilities:
          Accounts receivable, income
          taxes receivable, inventory,
          prepaid expenses, accounts
          payable, accrued expenses
          and deferred subscription
          revenue                                     250           63
                                                   ------       ------
Total cash used by operating activities              (153)        (200)
                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements                (3)        (265)
  Maturity/redemption of certificates
     of deposit                                        82          373
                                                   ------       ------
    Total cash provided by
      investing activities                             79          108
                                                   ------       ------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                       (74)         (92)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                 155          524
                                                   ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $    81      $   432
                                                   ======       ======

<F1>
See Notes to Consolidated Financial Statements.





                MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Peerce's Plantation, LLC and the discontinued operations of Adam Leaf and Bean, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending
April 30, 2005. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2004.

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

The average number of magazines sold for one issue during the three months of fiscal 2005 is set forth in the following table.


Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

         Newsstand Sales                         60,000

         Subscription Sales                     290,000
                                               ---------
            Total Paid Circulation              350,000


         Complimentary Copies                     1,000




The following table sets forth the average number of magazines sold in the domestic and international markets for one issue during the three months of fiscal 2005.

Geographic Distribution               Number of Magazines Sold
-----------------------               ------------------------

         United States                          287,000

         International                            3,000



NOTE B - ACCOUNTS RECEIVABLE


Accounts receivable consist of the following at July 31, 2004
(in thousands).

Accounts receivable - publishing           $ 190

Less:
  Allowance for doubtful accounts            (50)
                                           ------
                                           $ 140
                                           ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first-out) or market. Inventory at July 31, 2004 is primarily related to Peerce's Plantation operations.


NOTE D - INCOME TAXES

The Company has only recorded tax benefits to the extent carryback claims are available, and has not recorded any tax benefit associated with the future realization of operating losses.


NOTE E - DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF ADAM LEAF AND BEAN

Effective August 19, 2004, "Adam Leaf and Bean" tobacco shop was closed. All sales and costs associated with Adam Leaf & Bean have been reclassfied as Discontinued Operations for the three months ending July 31, 2004 and 2003, respectively.

Net sales and loss from discontinued operations of "Adam Leaf & Bean" tobacco shop are as follows (in thousands):

                                       Three Months Ended July 31,

                                             2004         2003
                                       ---------------------------

Net sales                              $       92    $     167

Loss from discontinued operations             (99)          (8)

Loss on disposal of assets                    (59)           0


Based on information available, the Company estimates a loss of $59,000 from the disposal of inventory, equipment and improvements to leasehold.



NOTE F - STOCK-BASED COMPENSATION ARRANGEMENTS

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS
No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended July 31, 2004 and 2003.


                                                Three months Ended July 31,

                                                       2004      2003

---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $   (436)  $   (275)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)        (1)
                                                   --------------------
Pro forma net loss                                 $   (437)   $  (276)

Net loss per share:

  Basic - as reported                              $  (0.27)   $ (0.17)
  Basic - pro forma                                $  (0.27)   $ (0.17)
  Diluted - as reported                            $  (0.27)   $ (0.17)
  Diluted - pro forma                              $  (0.27)   $ (0.17)


NOTE G - SEGMENT INFORMATION



The Company currently operates in two industry segments. The Company's primary operations during the quarters ending July 31, 2004 and 2003 respectively, were the publication of "Girls' Life" magazine in the publishing segment, Peerce's Plantation restaruant, bar and catering facility and and the discontinued operations of "Adam Leaf and Bean" tobacco shop in the retail segment. Peerce's Plantation had no sales for the quarter ending July 31, 2003. All sales and costs for Adam Leaf and Bean have been classified as Discontinued Operations for the quarters ending July 31, 2004 and 2003, respectively.


             Segment Information for the Quarter Ending July 31, 2004
             --------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $    722   $ 460      $   -  $  1,182
Intersegment revenues                    -       -          -         -
Interest Income                          -       -         18        18
Depreciation and amortization            3      27          -        30
Segment profit (loss) before tax       (37)    (81)      (178)     (296)
Expenditures for segment assets          -       3          -         3



            Segment Information for the Quarter Ending July 31, 2003
            --------------------------------------------------------
                                (in thousands)

                                  Publishing  Restaurant Other    Total


Revenues from external customers  $    729    $    -    $   -   $  729
Intersegment revenues                    -         -        -        -
Interest Income                          -         -       27       27
Depreciation and amortization            3         -        6        9
Segment profit (loss) before tax       (23)      (64)    (180)    (267)
Expenditures for segment assets          1       262        2      265





ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



For purposes of this discussion references to fiscal 2005 are to the quarter ending July 31, 2004, and references to fiscal 2004 are to the quarter ending July 31, 2003.





CERTAIN CAUTIONARY INFORMATION


In connection with the Private Securities Litigation Reform Act of 1995

(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 and incorporated herein by reference highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. Included in these risks is our new business line, history of losses, our fluctuations in operating results, competition and other risks set forth herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2004 and in other reports we have filed. You are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


APPLICATION OF CRITICAL ACCOUNTING POLICIES


These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. We believe the most critical accounting policies relate to revenue recognition associated with subscription sales. We currently recognize income on magazine subscriptions over the expected life of the subscriptions. Costs incurred to attract new subscribers are generally expensed as incurred.


ANNUAL MEETING

The 2004 Annual Meeting of Stockholders is currently scheduled to be held at 10 A.M. on October 27, 2004, at Peerce's Plantation, 12460 Dulaney Valley Road, Phoenix, Maryland 21131.


RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine and Peerce's Plantation operates a restaurant, bar and catering facility open to the general public. Peerce's Plantation began doing business in the quarter ended October 31, 2003.

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There is one issue of Girls' Life magazine in the first quarter of fiscal years 2005 and 2004. Newsstand revenue and Cost of goods Sold for each isue of Girls' Life magazine is estimated based on information furnished to us by Warner Purlisher Services which distributes Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues based on cash payments we actually receive, less fees and expenses deducted by Warner Publisher Services. Final adjustments with respect to an issue of Girl's Life are generally completed within six months of the appearance of such issue on newsstands.

We believe that the revenues of Peerce's Plantation Restaurant, bar and catering facility will be seasonal in nature. Because the restaurant has not been open for a full year, we have not directly experienced seasonality. However, the experience of our management team suggests that fine dining restaurants are particularly popular during the November/December holiday season and are less popular during the Winter months of January through March. Also, we expect our catering department, a substantial portion of whose business consists of weddings and holiday parties, also will be seasonal with above average business in the November/December holiday season and during the Spring and Summer wedding season and below average business in the Winter months of January through March. Because we have no direct experience of seasonality with respect to Peerce's Plantation restaurant, we can provide no assurance that the business is seasonal or that if it is seasonal, its seasonality will follow the trends described above.

During the second quarter of fiscal 2002, we purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. This business traded as "Adam Leaf and Bean" as a subsidiary of the Company.
Adam Leaf and Bean opened for business during the third quarter of fiscal 2002. Dispite some success in attracting the target market, Adam Leaf and Bean has been unable to generate significant or steadily increasing revenues since its opening. Without increasing revenues, we have determined that Adam Leaf and Bean is no longer viable. As a result, we have closed Adam Leaf and Bean effective August 19, 2004. Sales of $92,000 and costs of $138,000 have been classified as discontinued operations in the financial statements for the quarter ending July 31, 2004. Sales of $167,000 and costs of $175,000 have been classified as discontinued operations in the financial statements for the quarter ending July 31, 2003.


RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 2005 AND 2004

Publishing sales of Girls' Life decreased $7,000, or 1%, to $722,000 in the first quarter of fiscal 2005 from the first quarter of fiscal 2004. The net decrease in sales relates primarily to a decrease in subscription, advertising and newsstand revenues. This was partially offset by an increase in revenue from editorial services to third parties and miscellaneous revenues. Subscription revenue decreased by $12,000, or 4%, to $309,000 in the first quarter of fiscal 2005 from the prior comparable period. The net decline in subscription revenue is attributable to fewer subscriptions in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.
Fewer subscriptions is also a result of decreased direct mail efforts during fiscal 2004. Direct mail includes cards sent to potential subscribers. Advertising revenue decreased by $13,000, or 7%, to $162,000 in the first quarter of fiscal 2005 from the prior comparable period. The decrease in advertising revenue relates to fewer advertisements being placed by advertisers in the June/July 2004 issue in the first quarter of fiscal
2005 compared to the June/July 2003 issue in the first quarter of fiscal
2004. Newsstand revenue decreased by $7,000, or 6%, to $101,000 in the first quarter of fiscal 2005 from the prior comparable period. The decrease in newsstand revenue is attributed to normal fluctuations between issues of Girls' Life magazine for the quarters of fiscal 2005 and 2004, respectively. Fluctuations are caused by differences in our estimated newsstand revenues and the actual newsstand revenues for an issue of the magazine. Revenue from editorial services to third parties increased by $3,000 in the first quarter of fiscal 2005 from the prior comparable period. Miscellaneous revenues increased by $36,000 in the first quarter of fiscal 2005 from the prior comparable period.

Sales for the restaurant, Peerce's Plantation, were $460,000 in the first quarter of fiscal 2005. There were no sales in the first quarter of fiscal 2004. Peerce's Plantation restaurant, bar and catering facility opened for business on September 26, 2003.

Combined sales of the two operating subsidiaries was $1,182,000 in the first quarter of fiscal 2005 compared to combined sales of $729,000 for the first quarter of fiscal 2004.

Total cost of goods sold, as a percent of total sales was 99% in the first quarter of fiscal 2005 compared to 92% in the first quarter of fiscal 2004.

Cost of goods sold for publishing, as a percent of sales was 94% in the first quarter of fiscal 2005 compared to 92% in the first quarter of fiscal 2004. The percentage increase in the cost of goods sold for publishing was primarily attributable to price increases for shipping and delivery costs which includes postage for mailing of the magazines, labor and printing and mailing of renewal literature to maintain the Girls' Life customer subscription base.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 107% in the first quarter of fiscal 2005. The high percentage was primarily due to labor costs to fully staff the restaurant and other costs necessary in the restaurant operations which include utilities, taxes, insurance, maintenance and depreciation. While sales continue to increase, management still considers Peerce's Plantation to be in the start-up phrase during the first year of operations. Peerce's Plantation opened late in the second quarter of fiscal 2004.

Cost of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Selling, general and administrative expenses as a percentage of sales were 26% for the first quarter of fiscal 2005 compared to 49% in the prior comparable period. The decrease in the percentage was primarily the result of increased sales which included Peerce's Plantation. Peerce's Plantation had no sales in the first quarter of fiscal 2004. The decrease in the percentage of sales was also the result of decreased costs in promotional and salary expenses for Girls' Life offset by increased travel expenses and decreased costs in corporate overhead and increased costs associated with Peerce's plantation. Since Peerce's Plantation did not begin operations until the second quarter of fiscal 2004, all costs associated with Peerce's Plantation for the first quarter of fiscal 2004 were classified as Selling, General and Administrative expenses. Promotional expenses for Girls' Life magazine decreased by $4,000 and labor costs decreased by $11,000 for the three months of fiscal 2005 compared to the prior comparable period. Corporate overhead decreased by $29,000 which includes utilities, insurance, maintenance and depreciation.

Adam Leaf and Bean sales for our fiscal year ending April 30, 2004 and for the quarter ending July 31, 2004 did not meet our expectations.
After considering all alternatives, Adam Leaf and Bean was closed effective August 19, 2004. All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the quarters ending July 31, 2004 and 2003, respectively.

Other income decreased $9,000 in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.



LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, the Company has cash and cash equivalents of approximately $81,000, a decrease of $74,000 from the amount at April 30, 2004. The decrease resulted primarily from the purchase of equipment and cash used in operations during the quarter ending July 31, 2004 offset by the reduction of certificates of deposit. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 2004, the Company has $1,605,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At July 31, 2004, the Company has no debt with third party lenders.


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


PART II. OTHER INFORMATION


ITEMS 1 THROUGH 3 AND 5
NONE / NOT APPLICABLE


ITEM 6.  EXHIBITS

             Number       Description
             ------       -----------

             31(a)        Rule 13a-14(a)/15d-14(a) Certification (CEO)
             31(b)        Rule 13a-14(a)/15d-14(a) Certification (CFO)
             32(a)        Section 1350 Certification (CEO)
             32(b)        Section 1350 Certification (CFO)






In accordance with the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MONARCH SERVICES, INC.


Date   September 14, 2004              By:  /s/  Jackson Y. Dott
       ------------------              -----------------------------
                                       Chief Executive Officer



Date   September 14, 2004              /s/    Marshall Chadwell
       ------------------              -----------------------------
                                       Marshall Chadwell, Controller
                                       Chief Financial Officer
                                       (Principal Accounting and
                                            Financial Officer)