Form 10QSB
period 2004-10-31
MONARCH SERVICES INC
filed 2004-12-15
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  October 31, 2004     COMMISSION FILE NO. 0-8512
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

                              YES [   ]      NO [ X ]





PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    MONARCH SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                October 31, 2004
                                               ------------------
                                                 (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $  396
  Accounts receivable, net                              277
  Marketable securities available
      for sale                                           35
  Inventory                                              46
  Prepaid publishing expenses                           156
  Other prepaid expenses                                 65
  Other current assets                                   16

                                                      -----
           TOTAL CURRENT ASSETS                         991

Certificates of deposit                               1,202

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         777
   Leasehold improvements                               324
   Restaurant buildings and improvements              2,454
                                                      -----
                                                      3,555
   Less accumulated depreciation                       (732)
                                                      -----
                                                      2,823
   Land                                                 321
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET         3,144
                                                      -----
   Trademarks - net                                       7
   Liquor license                                       200
                                                      -----
             TOTAL ASSETS                            $5,544
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  419
   Accrued expenses                                     101
   Catering advance payments                             21
   Deferred gift card revenue                            33
                                                     ------
           TOTAL CURRENT LIABILITIES                    574
                                                     ------
Deferred subscription revenue                         1,533
                                                     ------
STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                   (338)
   Accumulated other comprehensive income                (8)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               3,437
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $5,544
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         Three Months Ended  Six Months Ended
                                             October 31,       October 31,
                                         ------------------  ----------------

                                             2004     2003     2004     2003
                                             ----     ----     ----     ----

                                         (000's omitted, except per share data)

Net sales - publishing                     $ 1,408  $ 1,290  $ 2,130  $ 2,019
Net sales - restaurant                         361      179      821      179
                                            -----------------------------------
                                             1,769    1,469    2,951    2,198

Cost of goods sold - publishing                949      989    1,627    1,658
Cost of goods sold - restaurant                421      259      914      259
                                           ------------------------------------
                                             1,370    1,248    2,541    1,917
                                           ------------------------------------
Gross profit from continuing
   operations                                  399      221      410      281
                                           ------------------------------------
Selling, general and administrative
   expenses                                    456      426      763      780
                                           ------------------------------------
Loss before other income
      and income taxes                         (57)    (205)    (353)    (499)

Other income:
    Investment and interest income              14       22       32       49
                                           ------------------------------------
Loss from continuing operations
   before income tax benefit                   (43)    (183)    (321)    (450)

Income tax (benefit) expense                     0        0        0        0
                                           ------------------------------------
Loss from continuing operations                (43)    (183)    (321)    (450)
                                           ------------------------------------
Discontinued Operations:
   Operating loss from "Adam Leaf and
      Bean" (net of income tax of $0
      and $0) for the quarters ended
      October 31, 2004 and 2003,
      respectively and (net of income
      tax benefit of $0 and $0) for
      the six months ended October
      31, 2004 and 2003, respectively           (4)     (21)    (103)     (29)

   Gain(loss)on disposal of assets from
      "Adam Leaf and Bean" (net of
      income tax benefit of $0 and
      $0) for the quarter and the
      six months ended October 31,
      2004, respectively                         4        0      (56)       0
                                            ------------------------------------
Loss from discontinued operations                0      (21)    (159)     (29)
                                           ------------------------------------
Net loss                                   $   (43)   $(204)  $ (480)   $(479)

Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                               $ (0.03)   (0.11)    (0.20)  (0.28)

Loss from discontinued operations                0    (0.02)    (0.10)  (0.02)
                                           ------------------------------------
Net loss per common share -
   basic and diluted                       $ (0.03)   (0.13)    (0.30)  (0.30)
                                           ------------------------------------
Weighted average number of shares
   outstanding - basic and diluted      1,619,620 1,619,620 1,619,620 1,619,620
                                        ---------------------------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               2004         2003
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                     $ (480)    $ (479)
  Adjustments to reconcile net loss
     to net cash used by operating
     activities:
     Depreciation and amortization                70         34
     Increase/decrease in operating
       assets and liabilities:
       Accounts receivable, income
       taxes receivable, inventory,
       prepaid expenses, accounts
       payable, accrued expenses
       and deferred subscription
       revenue                                   176         98
                                               ------     ------
Total cash used by operating activities         (234)      (347)
                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements          (10)      (499)
  Maturity/redemption of certificates
     of deposit                                  485        651
                                               ------     ------
    Total cash provided by
     investing activities                        475        152
                                               ------     ------
NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                  241       (195)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                            155        524
                                               ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $   396    $   329
                                              =======    =======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Peerce's Plantation, LLC and the discontinued operations of Adam Leaf and Bean, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending October 31, 2004 and the six months ending October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2004.

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents.
The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the Internet on the Girls' Life website www.girlslife.com. Newsstand copies are distributed nationally and internationally by our distribution agent.

The subscription price of a one year Girls' Life subscription is between $14.95 and $17.85, however the amount realized by the Company is a small portion of this amount if a subscription service is used. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

The average number of magazines distributed for three issues during the first six months of fiscal 2005 is set forth in the following table.


Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

         Newsstand Sales                         70,000

         Subscription Sales                     280,000
                                               ---------
            Total Paid Circulation              350,000


         Complimentary Copies                     1,000


The following table sets forth the average number of subscriptions sold in the domestic and international markets for three issues during the six months of fiscal 2005.

Geographic Distribution               Number of Subscriptions Sold
-----------------------               ----------------------------

         United States                          277,000

         International                            3,000



NOTE B - ACCOUNTS RECEIVABLE


Accounts receivable consist of the following at October 31, 2004
(in thousands).

Accounts receivable - publishing               $ 327
Less: Allowance for doubtful accounts            (50)
                                              ------
                                               $ 277
                                              ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first-out) or market. Inventory at October 31, 2004 is primarily related to Peerce's Plantation operations.


NOTE D - INCOME TAXES

The Company has only recorded tax benefits to the extent carryback claims are available, and has not recorded any tax benefit associated with the future realization of operating losses.


NOTE E - DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF ADAM LEAF AND BEAN

Effective August 19, 2004, "Adam Leaf and Bean" tobacco shop was closed. All sales and costs associated with Adam Leaf & Bean have been reclassified as Discontinued Operations for the six months ending October 31, 2004 and 2003, respectively.

Net sales and losses from discontinued operations of "Adam Leaf & Bean" tobacco shop are as follows (in thousands):

                                        Six Months Ended October 31,

                                             2004         2003
                                       -----------------------------

Net sales                              $      107    $     307

Loss from discontinued operations            (103)         (29)

Loss on disposal of assets                    (56)           0



NOTE F - STOCK-BASED COMPENSATION ARRANGEMENTS

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS
No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months and six months ended October 31, 2004 and 2003.


                                             Three months Ended October 31,


                                                       2004      2003

---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $    (43)  $   (204)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)        (1)
                                                   --------------------
Pro forma net loss                                 $    (44)   $  (205)

Net loss per share:

  Basic - as reported                              $  (0.03)   $ (0.13)
  Basic - pro forma                                $  (0.03)   $ (0.13)
  Diluted - as reported                            $  (0.03)   $ (0.13)
  Diluted - pro forma                              $  (0.03)   $ (0.13)


                                               Six months Ended October 31,


                                                       2004      2003

---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $   (480)  $   (479)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (2)        (2)
                                                   --------------------
Pro forma net loss                                 $   (482)   $  (481)

Net loss per share:

  Basic - as reported                              $  (0.30)   $ (0.30)
  Basic - pro forma                                $  (0.30)   $ (0.30)
  Diluted - as reported                            $  (0.30)   $ (0.30)
  Diluted - pro forma                              $  (0.30)   $ (0.30)



NOTE G - SEGMENT INFORMATION


The Company currently operates in two industry segments. The Company's primary operations during the three months and six months ending October 31, 2004 and 2003 respectively, were the publication of "Girls' Life" magazine in the publishing segment, Peerce's Plantation restaurant, bar and catering facility and the discontinued operations of "Adam Leaf and Bean" tobacco shop in the retail segment. All sales and costs for Adam Leaf and Bean have been classified as Discontinued Operations for the three months and six months ending October 31, 2004 and 2003, respectively.


             Segment Information for the Quarter Ending October 31, 2004
             ------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $  1,408   $ 361      $   -  $  1,769
Intersegment revenues                    -       -          -         -
Interest Income                          -       -         14        14
Depreciation and amortization            3      27          7        37
Segment profit (loss) before tax       205    (109)      (139)      (43)
Expenditures for segment assets          1       5          1         7



            Segment Information for the Quarter Ending October 31, 2003
            ------------------------------------------------------------
                                (in thousands)

                                  Publishing  Restaurant Other     Total


Revenues from external customers  $   1,290   $   179   $    -   $ 1,469
Intersegment revenues                     -         -        -         -
Interest Income                           -         -       22        22
Depreciation and amortization             3         7        6        16
Segment profit (loss) before tax         83      (143)    (123)     (183)
Expenditures for segment assets           -       233        -       233



           Segment Information for the Six Months Ending October 31, 2004
           --------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $  2,130   $ 821      $   -  $  2,951
Intersegment revenues                    -       -          -         -
Interest Income                          -       -         32        32
Depreciation and amortization            6      54          6        66
Segment profit (loss) before tax       168    (191)      (298)     (321)
Expenditures for segment assets          1       8          1        10



          Segment Information for the Six Months Ending October 31, 2003
          --------------------------------------------------------------
                                (in thousands)

                                  Publishing  Restaurant Other     Total


Revenues from external customers  $   2,019   $   179   $    -   $ 2,198
Intersegment revenues                     -         -        -         -
Interest Income                           -         -       49        49
Depreciation and amortization             6         7       11        24
Segment profit (loss) before tax         60      (143)    (367)     (450)
Expenditures for segment assets           1       494        3       498




ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For purposes of this discussion, references to fiscal 2005 are to the three months and six months ending October 31, 2004, and references to fiscal 2004 are to the three months and six months ending October 31, 2003.


CERTAIN CAUTIONARY INFORMATION


In connection with the Private Securities Litigation Reform Act of 1995

(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 and incorporated herein by reference highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. Included in these risks is our new business line, our history of losses, our fluctuations in operating results, competition and other risks set forth herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2004 and in other reports we have filed. You are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


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

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. The Company's typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There was one issue of Girls' Life magazine in the first quarter of fiscal years 2005 and 2004. There were two issues of Girls' Life magazine in the second quarter of fiscal years 2005 and 2004.Newsstand revenue and Cost of Goods Sold for each issue of Girls' Life magazine is estimated based on information furnished to us by our distribution agent which distributes Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues based on cash payments we actually receive, less fees and expenses deducted by our distribution agent. Final adjustments with respect to an issue of Girl's Life are generally completed within six months of the appearance of such issue on newsstands.

Girls' Life, Inc. has entered into a licensing agreement with Schroeder & Tremayne, Inc., a designer, marketer and distributor of appearance related consumer products. Schroeder & Tremayne, Inc. started a pilot program for the production of a line of beauty and bath products using the Girls'
Life name. The Girls' Life beauty and bath products are currently being sold in Target stores nationwide. Girls' Life, Inc. will receive licensing royalty income based on sales of the line. No accrual has been made for licensing royalty income for the period ending October 31, 2004 because the beauty and bath products were placed in the Target stores for sale in late October 2004. According we expect these amounts are insignificant for the period ending October 21, 2004.

We believe that the revenues of Peerce's Plantation Restaurant, bar and catering facility will be seasonal in nature. The experience of our management team suggests that fine dining restaurants are particularly popular during the November/December holiday season and are less popular during the Winter months of January through March. Also, we expect our catering department, a substantial portion of whose business consists of weddings and holiday parties, also will be seasonal with above average business in the November/December holiday season and during the Spring and Summer wedding season and below average business in the Winter months of January through March. Because we have limited experience of seasonality with respect to Peerce's Plantation restaurant, we can provide no assurance that the business is seasonal or that if it is seasonal, its seasonality will follow the trends described above.

During the second quarter of fiscal 2002, we purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. This business traded as "Adam Leaf and Bean" as a subsidiary of the Company. Adam Leaf and Bean opened for business during the third quarter of fiscal 2002. Dispite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. Without increasing revenues, we determined that Adam Leaf and Bean was not viable. As a result, we closed Adam Leaf and Bean effective August 19, 2004.

Sales of $15,000 and costs of $19,000 have been classified as discontinued operations in the financial statements for the quarter ending October 31, 2004. Sales of $107,000 and costs of $157,000 have been classified as discontinued operations in the financial statements for the six months ending October 31, 2004.

Sales of $140,000 and costs of $161,000 have been classified as discontinued operations in the financial statements for the quarter ending October 31, 2003. Sales of $307,000 and costs of $336,000 have been classified as discontinued operations in the financial statements for the six months ending October 31, 2003.


RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 2005 AND 2004

Publishing sales of Girls' Life increased $118,000, or 9%, to $1,408,000 in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.

The net increase in sales relates primarily to increases in advertising income and revenues from third parties. This was partially offset by decreases in subscription and newsstand revenue.

Subscription revenue decreased by $23,000, or 3.5%, to $616,000 in the second quarter of fiscal 2005 from the prior comparable period. The net decline in subscription revenue is attributable to fewer subscriptions in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Fewer subscriptions is a result of decreased direct mail efforts during fiscal 2004. Direct mail includes cards sent to potential subscribers.

Newsstand revenue decreased by $26,000, or 12%, to $201,000 in the second quarter of fiscal 2005 from the prior comparable period. The decrease in newsstand revenue is attributed to normal fluctuations between issues of Girls' Life magazine for the quarters of fiscal 2005 and 2004, respectively. Fluctuations are caused by differences in our estimated newsstand revenues and the actual newsstand revenues for an issue of each magazine.

Advertising revenue increased by $99,000, or 35%, to $383,000 in the second quarter of fiscal 2005 from the prior comparable period. We believe the increase in advertising revenue relates to an industry-wide increase in the demand for advertising due to the current recovering economy in the United States.

Revenue from editorial services to third parties increased by $63,000 in the second quarter of fiscal 2005 from the prior comparable period. Revenue from third parties fluctuates from quarter to quarter based on their editorial needs.

Sales for the restaurant, Peerce's Plantation, increased $182,000, or 101% to $361,000 in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. This increase in sales was primarily because Peerce's Plantation restaurant, bar and catering facility was open for business the entire three months of fiscal 2005 but did not open for business until September 26, 2003, which was late in the second quarter of fiscal 2004.

Combined sales of the two operating subsidiaries was $1,769,000 in the second quarter of fiscal 2005 compared to combined sales of $1,469,000 for the second quarter of fiscal 2004.

Total cost of goods sold, as a percent of total sales was 77% in the second quarter of fiscal 2005 compared to 85% in the second quarter of fiscal 2004.

Cost of goods sold for publishing, as a percent of sales was 67% in the second quarter of fiscal 2005 compared to 77% in the second quarter of fiscal 2004. The percentage decrease in the cost of goods sold for publishing was primarily attributable to a net effect of increased sales of $118,000 and a net decrease of $40,000, or 4% in cost of goods sold for the second quarter of fiscal 2005. Direct labor and fringe benefits increased $14,000 due to additional employees and subcontractor costs increased $12,000 due to increased costs for editoral services. Postage costs decreased $66,000 due to fewer magazines being mailed and lower postage handling costs. Cost of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 117% in the second quarter of fiscal 2005 compared to 144% in the second quarter of fiscal 2004. The percentage decrease in cost of goods sold for the restaurant and catering business was attributed primarily to increased sales which reduced the cost of goods sold percentage for the second quarter of fiscal
2005 even though all cost of goods sold increased $162,000, or 62% in the second quarter of fiscal 2005. The high percentages for the second quarters of fiscal 2005 and fiscal 2004 were primarily due to labor costs to fully staff the restaurant and other costs necessary in the restaurant operations which include utilities, taxes, insurance, maintenance and depreciation.
Due to the increased sales, inventory costs increased $65,000, direct labor and fringe benefits increased $78,000. Due to the restaurant being open the full quarter of fiscal 2005 compared to the prior comparable period, utilities, taxes and insurance costs increased $15,000 and maintenance and depreciation increased $17,000. Supplies and other expenses decreased $13,000.
Management still considers Peerce's Plantation to be in a start-up phrase through the quarter ending October 31, 2004.

Selling, general and administrative expenses as a percentage of sales were 26% for the second quarter of fiscal 2005 compared to 29% in the prior comparable period.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 18% for the second quarter of fiscal 2005 compared to 17% for the second quarter of fiscal 2004. Selling, general and administrative expenses increased $37,000, or 17%. Advertising and promotional expenses increased $18,000 and travel and entertainment increased $4,000 due to increased promotional materials cost and increased travel to promote the magazine. Other expenses increased $15,000 due primarily to additional insurance and depreciation cost.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 14% for the second quarter of fiscal 2005 compared to 35% for the second quarter of fiscal 2004. Selling, general and administrative expenses increased $13,000, or 22% during the second quarter of fiscal 2005. Advertising and promotional expenses increased $8,000 and taxes and insurance increased $5,000 due to the restaurant being open for the full second quarter of fiscal 2004.

Selling, general and administrative expenses for corporate overhead increased by approximate $8,000, or 5% during the second quarter of fiscal 2005. The increase was primarily due to an increase in costs for outside services.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the quarters ending October 31, 2004 and 2003, respectively. Adam Leaf and Bean was closed effective August 19, 2004.


RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 2005 AND 2004

Publishing sales of Girls' Life increased $111,000, or 5.5%, to $2,130,000 in the first six months of fiscal 2005 compared to the first six months of fiscal 2004.

The net increase in sales relates primarily to an increase in advertising income and increases in revenues from third parties. The revenue increases were partially offset by decreases in subscription and newsstand revenue.

Subscription revenue decreased by $35,000, or 3.6%, to $926,000 in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The net decline in subscription revenue is attributable to fewer subscriptions in the first six months of fiscal 2005 compared to the prior compatible period. Fewer subscriptions is a result of decreased direct mail efforts during fiscal 2004. Direct mail includes cards sent to potential subscribers.

Newsstand revenue decreased by $33,000, or 10%, to $302,000 in the first six months of fiscal 2005 from the prior comparable period. The decrease in newsstand revenue is attributed to normal fluctuations between issues of Girls' Life magazine for the six months of fiscal 2005 and 2004, respectively. Fluctuations are caused by differences in our estimated newsstand revenues and the actual newsstand revenues for each issue of the magazine.

Advertising revenue increased by $86,000, or 19%, to $544,000 in the first six months of fiscal 2005 from the prior comparable period. We believe the increase in advertising revenue relates to an industry-wide increase in the demand for advertising due to the current recovering economy in the United States.

Revenue from editorial services to third parties increased by $66,000 in the first six months of fiscal 2005 from the prior comparable period. Revenue from third parties fluctuates from quarter to quarter based on their editorial needs.

Sales for the restaurant, Peerce's Plantation, increased $642,000, or 359% to $821,000 in the first six months of fiscal 2005 from the prior comparable period. This increase in sales was primarily because Peerce's Plantation restaurant, bar and catering facility was open for business the entire first six months of fiscal 2005 but did not open for business until September 26, 2003, in the first six months of fiscal 2004.

Combined sales of the two operating subsidiaries was $2,951,000 in the first six months fiscal 2005 compared to combined sales of $2,198,000 for the six months of fiscal 2004.

Total cost of goods sold, as a percent of total sales was 86% in the first six months of fiscal 2005 compared to 87% in the first six months of fiscal 2004.

Cost of goods sold for publishing, as a percent of sales was 76% in the first six months of fiscal 2005 compared to 82% in the first six months of fiscal 2004. The percentage decrease in the cost of goods sold for publishing was primarily attributable to a net affect of increased sales of $111,000 and a net decrease of $32,000, or 2% in cost of goods sold for the second quarter of fiscal 2005. Direct labor and fringe benefits increased $7,000 due to additional employees and utilities and insurance costs increased $2,000 due to increases in the cost of insurance. Miscellaneous costs increased $2,000. Subcontractor costs decreased $17,000 due to less editoral services for the six months and postage costs decreased $26,000 due to fewer magazines being mailed and lower postage handling costs. Costs of goods sold includes certain direct overhead costs that are fixed and do not flucuate as a result of the sales volume. Certain other costs are not fixed and do flucuate with the sales volume. As sales increase, the fixed costs decrease as a percentage of sales.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 111% in the first six months of fiscal 2005 compared to 145% in the first six months of fiscal 2004. The percentage decrease in cost of goods sold for the restaurant and catering business was attributed primarily to increased sales which reduced the cost of goods sold percentage for the second quarter of fiscal
2005 even though cost of goods sold increased $655,000, or 253% in the first six months of fiscal 2005 compared to the first six months of fiscal 2004.
The high percentages for the first six months of fiscal 2005 and fiscal 2004 were primarily due to labor costs to fully staff the restaurant and increases in other costs necessary in the restaurant operations which include utilities, taxes, insurance, maintenance and depreciation. Due to the increased sales, inventory costs increased $224,000, direct labor & fringe benefits increased $305,000. Due to the restaurant being open the full six months of fiscal 2005 compared to the prior compatible period, utilities, taxes & insurance costs increased $50,000, maintenance & depreciation increased $58,000 and supplies and other expenses increased $19,000. Management still considers Peerce's Plantation to be in a start-up phrase through the quarter ending October 31, 2004. Peerce's Plantation opened late in the second quarter of fiscal 2004.

Selling, general and administrative expenses as a percentage of sales were 26% for the first six months of fiscal 2005 compared to 35% in the prior comparable period.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 16% for the six months of fiscal 2005 compared to 15% for the six months of fiscal 2004. Selling, general and administrative expenses increased $35,000 in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Due to additional promotional efforts, advertising and promotional costs increased $13,000 and travel & entertainment expenses increased by $16,000. Due to price increases, utilities & insurance costs increased $5,000. Other miscellaneous costs had a net cost increase of $1,000.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 12% for the first six months of fiscal 2005 compared to 35% for the first six months of fiscal 2004. Selling, general and administrative expenses increased $34,000 in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. Due to the restaurant being open for business the full six months of fiscal 2005, salaries & commissions costs increased $10,000, utilities and insurance costs increased $10,000 and banking costs, including credit card fees, increased $12,000. Other miscellaneous costs increased $2,000. Peerce's restaurant did not begin operations until late in the second quarter of fiscal 2004.

Selling, general and administrative expenses for corporate overhead decreased by approximately $85,000 in the first six months of fiscal 2005 compared to the first six months of fiscal 2005. Due to additional overhead costs being allocated to the restaurant business, salaries & commission costs decreased $35,000 and taxes & insurance costs decreased $36,000. Other corporate costs had a net increase in cost in the amount of $14,000.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the six months ending October 31, 2004 and 2003, respectively. Adam Leaf and Bean was closed effective August 19, 2004.

Other income decreased $17,000 in the six months of fiscal 2005 compared to the six months of fiscal 2004. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.



LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2004, the Company has cash and cash equivalents of approximately $396,000, an increase of $241,000 from the amount at April 30, 2004. The increase resulted primarily from the redemption of certificates of deposit.
The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 2004, the Company has $1,202,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At October 31, 2004, the Company has no debt with third party lenders.


ITEM 3.                CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures as of the end of the Company's most recent fiscal quarter, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective.

The Company has identified no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1 through 3
   NONE/NOT APPLICABLE


Item 4.   Submission of Matters to a Vote of Security Holders.


The 2003 Annual Meeting of Stockholders was held at 10:00 a.m. on October 27, 2004, at Peerce's Plantation, 12460 Dulaney Valley Road, Phoenix, Maryland 21131.

Results of the proposal for the election of Trent J. Walklett as a Class III Director of the Company to serve until the 2006 annual meeting of stockholders and until his successor is elected and qualified.



Trent J. Walklett             Votes In Favor          Votes Withheld

                                 1,345,333                26,341


Results of the proposal for the election of David F. Gonano as a Class I Director of the Company to serve until the 2007 annual meeting of stockholders and until his successor is elected and qualified.



David F. Gonano               Votes In Favor          Votes Withheld

                                 1,342,248                29,526



Directors continuing in office after meeting:


Jackson Y. Dott is serving as a Class II Director of the Company until the 2005 annual meeting of stockholders and until his successor is elected and qualified.

A. Eric Dott is serviing as a Class III Director of the Company until the 2006 annual meeting of stockholders and until his successor is elected and qualified.


Results of the proposal to ratify Stegman & Company, as independent auditors of the Company for the fiscal year ending April 30, 2005.


           Votes For        Votes Against        Votes Abstaining

           1,365,162            6,602                   77



ITEMS 1 THROUGH 3 AND 4
   NONE / NOT APPLICABLE


Item 5.  OTHER INFORMATION

         The Company has made no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last provided disclosure regarding such procedures.



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

                                   MONARCH SERVICES, INC.


Date   December 15, 2004               By:  /s/  Jackson Y. Dott
       -----------------               -----------------------------
                                       Chief Executive Officer



Date   December 15, 2004               /s/    Marshall Chadwell
       -----------------               -----------------------------
                                       Marshall Chadwell, Controller
                                       Chief Financial Officer
                                       (Principal Accounting and
                                            Financial Officer)