Form 10QSB
period 2005-01-31
MONARCH SERVICES INC
filed 2005-03-17
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED  January 31, 2005  COMMISSION FILE NO. 000-08512
                   ----------------                      ---------

                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Maryland                         52-1073628
---------------------------------  ------------------------------
(State or other jurisdiction of  (IRS Employer Identification No.)
        incorporation)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code       410-254-9200
                                                     ------------
                              Not applicable
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES [ X ]      NO [   ]

As of January 31, 2005, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]
















PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

         MONARCH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                   January 31, 2005
                                                  ------------------
                                                     (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $  201
  Accounts receivable, net                              218
  Marketable securities available
      for sale                                           39
  Inventory                                              43
  Prepaid publishing expenses                           282
  Other prepaid expenses                                 53
  Other current assets                                   16
                                                      -----
           TOTAL CURRENT ASSETS                         852

Certificates of Deposit                               1,216

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         779
   Leasehold improvements                               324
   Restaurant buildings and improvements              2,454
                                                      -----
                                                      3,557
   Less accumulated depreciation                       (769)
                                                      -----
                                                      2,788
   Land                                                 321
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET         3,109
                                                      -----
   Trademarks - net                                       7
   Liquor license                                       200
                                                      -----
             TOTAL ASSETS                            $5,384
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  312
   Accrued expenses                                      88
   Deferred subscription revenue (current)            1,021
   Catering advance payments                             17
   Deferred gift card revenue                            42
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,480

Deferred subscription revenue (non-current)             682
                                                     ------
           TOTAL LIABILITIES                          2,162


STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                   (558)
   Accumulated other comprehensive income                (3)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               3,222
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $5,384
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        Three Months Ended     Nine Months Ended
                                           January 31,            January 31,
                                        ------------------     -----------------

                                         2005       2004       2005       2004
                                         ----       ----       ----       ----

                                          (000's omitted, except per share data)

Net Sales - publishing                 $  849    $   761      $ 2,979   $ 2,780
Net Sales - restaurant                    360        516        1,181       695
                                       -------------------    ------------------
                                        1,209      1,277        4,160     3,475

Cost of goods sold - publishing           678        606        2,305     2,264
Cost of goods sold - restaurant           429        516        1,343       775
                                       -------------------    ------------------
                                        1,107      1,122        3,648     3,039
                                       -------------------    ------------------
Gross profit (loss) from continuing
   operations                             102        155          512       436
                                       -------------------    ------------------
Selling, general and
   administrative expenses                335        357        1,098     1,137
                                       -------------------    ------------------
Loss before other income
   and income taxes                      (233)      (202)        (586)     (701)

Other income:
   Investment and interest income          14         23           46        72
   Other                                    0          0            0         1
                                       -------------------    ------------------
                                           14         23           46        73
                                       -------------------    ------------------
Loss from continuing operations
   before income tax                     (219)      (179)        (540)     (628)

Income tax expense (benefit)                0          0            0         0
                                       -------------------    ------------------
Net loss from
   continuing operations                 (219)      (179)        (540)     (628)
                                       -------------------    ------------------
Discontinued Operations:
   Operating loss from "Adam Leaf and
     Bean" (net of income tax
     of $0 and $0) for the quarters
     ended January 31, 2005 and 2004,
     respectively and (net of income
     tax of $0 and $0) for the nine
     months ended January 31, 2005
     and 2004, respectively                 0          7         (103)      (22)

   Loss on disposal of assets
     from "Adam Leaf and Bean" (net
     of income tax of $0 and $0) for
     the quarter and the nine months
     ended January 31, 2005 and 2004
     respectively                           0          0          (56)        0

                                      --------------------     -----------------
Loss from discontinued operations           0          7         (159)      (22)
                                      --------------------     -----------------
Net loss                              $  (219)    $ (172)       $(699)  $  (650)

Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                          $ (0.14)     (0.11)       (0.33)    (0.39)

Loss from discontinued operations        0.00       0.00        (0.10)    (0.01)
                                      -------------------     ------------------
Net loss per common share -
   basic and diluted                  $ (0.14)     (0.11)       (0.43)    (0.40)
                                      -------------------     ------------------
Weighted average number of
     shares outstanding - basic       1,619,620 1,619,620    1,619,620 1,619,620
                                      --------------------   -------------------
Weighted average number of shares
     outstanding - diluted            1,619,620 1,619,620    1,619,620 1,619,620
                                      --------------------   -------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                     Nine Months Ended
                                                        January 31,
                                                     -----------------
                                                     2005         2004
                                                     ----         ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (699)     $  (650)
  Adjustments to reconcile net loss                ------       ------
  to net cash used by operating
  activities:
     Depreciation and amortization                    108           80
     Deferred income taxes                              0            0
     Increase/decrease in operating
       assets and liabilities:
          Accounts receivable, income
          taxes receivable, inventory,
          prepaid expenses, accounts
          payable, accrued expenses
          and deferred subscription
          revenue                                     154          351
                                                   ------       ------
Total cash used by operating activities              (437)        (219)
                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements                (2)        (550)
  Proceeds from sales of assets                         0            2
  Maturity/redemption of certificates
     of deposit                                       485          629
                                                   ------       ------
    Total cash provided by
      investing activities                            483           81
                                                   ------       ------
NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                        46         (138)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                 155          524
                                                   ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $   201      $   386
                                                   ======       ======

<F1>
See Notes to Consolidated Financial Statements.

                MONARCH SERVICES, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., "Monarch" and its wholly-owned active subsidiaries, Girls' Life, Inc., Peerce's Plantation, LLC and the discontinued operations of Adam Leaf and Bean, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending January 31, 2005 and the nine months ending January 31, 2005 is not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2005. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2004.

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

Magazines mailed to the individual subscriber or to our newsstand distributor are not returned to us. If a subscriber cancels a subscription, the subscriber is reimbursed for the balance of unshipped magazines for the subscription period on a pro-rated basis. Magazines shipped to the newsstand distributor which are not sold on the newsstand are destroyed by the newsstand distributor and not returned to us.

The average number of magazines distributed for four issues during the first nine months of fiscal 2005 is set forth in the following table.

Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

         Newsstand Sales                         67,000

         Subscription Sales                     277,000
                                               ---------
            Total Paid Circulation              344,000


         Complimentary Copies                     1,000



The following table sets forth the average number of subscriptions sold in the domestic and international markets for four issues during the nine months of fiscal 2005.

Geographic Distribution               Number of Subscriptions Sold
-----------------------               ----------------------------

         United States                          275,000

         International                            2,000



NOTE B - ACCOUNTS RECEIVABLE


Accounts receivable consist of the following at January 31, 2005
(in thousands).

Accounts receivable - publishing           $ 268
Less: Allowance for doubtful accounts        (50)
                                           ------
   Total accounts receivable               $ 218
                                           ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first-out) or market. Inventory at January 31, 2005 is primarily related to Peerce's Plantation operations.


NOTE D - PREPAID PUBLISHING EXPENSES

Total prepaid expenses for Girls' Life, Inc. for the period ending January 31, 2005 was $282,000. These expenses consist of prepaid expense of $2,000 for real and personal property taxes and the balance of $280,000 was for prepaid expenses for our February/March 2005 issue of Girls' Life magazine. These prepaid expenses consisted of $66,000 for postage, $115,000 for paper, $64,000 for printing and $35,000 other magazine expenses. Certain expenses are paid prior to the printing and shipping of each issue of the magazine. Revenues from the February/March 2005 issue of Girls' Life magazine will be recognized in our fourth quarter ending April 30, 2005.


NOTE E - LIQUOR LICENSE

In June 2001, we purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.991 million in cash. The acquisition included "Peerce's Plantation", a 350 seat fine dining restaurant, catering facility and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. The 1.991 million was broken down to establish a fair market value for each segment of the purchase. The fair market value of the liquor license was established at $200,000. There has been no amortization of the liquor license from the date of the original purchase.


NOTE F - INCOME TAXES

The Company has only recorded tax benefits to the extent carryback claims are available, and has not recorded any tax benefit associated with the future realization of operating losses.


NOTE G - DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF ADAM LEAF AND BEAN

Effective August 19, 2004, "Adam Leaf and Bean" tobacco shop was closed. All sales and costs associated with Adam Leaf & Bean have been reclassified as Discontinued Operations for the three months and nine months ending January 31, 2005 and 2004, respectively.

Net sales and gains (losses) from discontinued operations of "Adam Leaf & Bean" tobacco shop are as follows (in thousands):

                                       Three Months Ended January 31,

                                             2005         2004
                                       ------------------------------

Net sales                              $        0    $     145

Income (loss)from discontinued operations
    operations                                  0            7



                                       Nine Months Ended January 31,

                                             2005         2004
                                       ------------------------------

Net sales                              $      107    $     452

Loss from discontinued operations            (103)         (22)

Loss on disposal of assets                    (56)           0



NOTE H - STOCK-BASED COMPENSATION ARRANGEMENTS

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS
No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months and nine months ended
January 31, 2005 and 2004.

                                             Three months Ended January 31,

                                                       2005      2004
---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $   (219)  $   (172)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)        (1)
                                                   --------------------
Pro forma net loss                                 $   (220)   $  (173)

Net loss per share:

  Basic - as reported                              $  (0.14)   $ (0.11)
  Basic - pro forma                                $  (0.14)   $ (0.11)
  Diluted - as reported                            $  (0.14)   $ (0.11)
  Diluted - pro forma                              $  (0.14)   $ (0.11)



                                              Nine months Ended January 31,

                                                        2005       2004
--------------------------------------------------------------------------
            (In thousands, except per share data)

Net loss, as reported                              $   (699)   $  (650)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (4)        (4)
                                                  --------------------
Pro forma net loss                                 $   (703)   $  (654)

Net loss per share:
  Basic - as reported                              $  (0.43)   $ (0.40)
  Basic - pro forma                                $  (0.43)   $ (0.40)
  Diluted - as reported                            $  (0.43)   $ (0.40)
  Diluted - pro forma                              $  (0.43)   $ (0.40)



NOTE I - SEGMENT INFORMATION
`
The Company currently operates in two industry segments. The Company's primary operations during the three months and nine months ending January 31, 2005 and 2004 respectively, were the publication of "Girls' Life" magazine in the publishing segment, Peerce's Plantation restaurant, bar and catering facility and the discontinued operations of "Adam Leaf and Bean" tobacco shop in the retail segment. All sales and costs for Adam Leaf and Bean have been classified as Discontinued Operations for the three months and nine months ending January 31, 2005 and 2004, respectively.


             Segment Information for the Quarter Ending January 31, 2005
             ------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $    849   $ 360      $   -  $  1,209
Intersegment revenues                    -       -          -         -
Interest Income                          -       -         14        14
Depreciation and amortization            3      27          7        37
Segment profit (loss) before tax        43    (113)      (149)     (219)
Expenditures for segment assets          1       0          1         2



            Segment Information for the Quarter Ending January 31, 2004
            ------------------------------------------------------------
                                (in thousands)

                                  Publishing  Restaurant Other     Total

Revenues from external customers  $     761   $   516   $    -   $ 1,277
Intersegment revenues                     -         -        -         -
Interest Income                           -         -       23        23
Depreciation and amortization             3        27       10        40
Segment profit (loss) before tax         49       (61)    (167)     (179)
Expenditures for segment assets           1        47        3        51



           Segment Information for the Nine Months Ending January 31, 2005
           ---------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $  2,979   $ 1,181     $  -  $  4,160
Intersegment revenues                    -         -        -         -
Interest Income                          -         -       46        46
Depreciation and amortization            9        82       17       108
Segment profit (loss) before tax       211      (304)    (447)     (540)
Expenditures for segment assets          1         0        1         2



          Segment Information for the Nine Months Ending January 31, 2004
          ---------------------------------------------------------------
                                (in thousands)

                                  Publishing  Restaurant  Other    Total


Revenues from external customers  $   2,780   $   695   $    -   $ 3,475
Intersegment revenues                     -         -        -         -
Interest Income                           -         -       72        72
Depreciation and amortization             9        34       37        80
Segment profit (loss) before tax        109      (267)    (470)     (628)
Expenditures for segment assets           2       542        6       550



ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For purposes of this discussion, references to fiscal 2005 are to the three months and nine months ending January 31, 2005, and references to fiscal 2004 are to the three months and nine months ending January 31, 2004.


CERTAIN CAUTIONARY INFORMATION


In connection with the Private Securities Litigation Reform Act of 1995
(the "Litigation Reform Act"), we are hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of our employees and representatives that may contain forward-looking statements within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as may, expect, will, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. You are cautioned that all forward-looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. The discussion contained in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004 and incorporated herein by reference highlights some of the more important risks we have identified, but should not be assumed to be the only factors that could affect future performance. Included in these risks are our history of losses, our fluctuations in operating results, competition and other risks set forth herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2004 and in other reports we have filed. You are cautioned that we do not have a policy of updating or revising forward-looking statements and thus you should not assume that our silence over time means that actual events are bearing out as estimated in such forward-looking statements.


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

We believe the most critical accounting policies for Girls' Life sales relate to revenue recognition associated with subscription sales, newsstand sales, advertising and revenues for editorial services to third parties. We currently recognize income on magazine subscriptions over the expected life of the subscriptions and costs incurred to attract new subscribers are expensed as incurred. We currently recognize income on newsstand sales based on estimates furnished to us by our distribution agent which distributes Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues for newsstand sales based on cash payments we actually receive, less fees and expenses deducted by our distribution agent. Final adjustments with respect to an issue of Girls' Life are generally completed within six months of the appearance of such issue on newsstands.
We recognize revenue for advertising in the quarter the advertising appears in the issue or issues of the magazine. Revenues from third parties are recognized in the quarter that we provide the editorial services.

We believe the most critical accounting policies for Peerce's Plantation sales relate to revenue recognition associated with restaurant sales, catering sales and bar sales. Income from restaurant sales, catering sales and bar sales are recognized in the quarter that the sales occur. Advance payments or deposits on catering affairs are deferred until the quarter in which the catered affair occurs.


RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine and Peerce's Plantation operates a restaurant, bar and catering facility open to the general public. Peerce's Plantation began doing business in the quarter ended October 31, 2003.

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. Our typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There was one issue of Girls' Life magazine in the first quarter of fiscal years 2005 and 2004. There were two issues of Girls' Life magazine in the second quarter of fiscal years 2005 and 2004. There was one issue of Girls' Life magazine in the third quarter of fiscal years 2005 and 2004. Newsstand revenue and Cost of Goods Sold for each issue of Girls' Life magazine sold on the newsstand is estimated based on information furnished to us by our distribution agent which distributes Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues based on cash payments we actually receive, less fees and expenses deducted by our distribution agent. Final adjustments with respect to an issue of Girl's
Life are generally completed within six months of the appearance of such issue on newsstands.

Girls' Life, Inc. has entered into a licensing agreement with Schroeder & Tremayne, Inc., a designer, marketer and distributor of appearance related consumer products. Schroeder & Tremayne, Inc. started a pilot program for the production of a line of beauty and bath products using the Girls'
Life name. The Girls' Life beauty and bath products are currently being sold in Target stores nationwide. Our subsidiary, Girls' Life, Inc., will receive licensing royalty income based on sales of the line. The beauty and bath products were placed in the Target stores for sale in late
October 2004. During the quarter ending January 31, 2005, we received $23,000 in licensing royalty income. An additional $2,000 was accrued for the quarter ending January 31, 2005. The total licensing royalty income recognized in the quarter and nine months ending January 31, 2005 was $25,000.

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

During the second quarter of fiscal 2002, we purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. This business traded as "Adam Leaf and Bean" as a subsidiary of the Company. Adam Leaf and Bean opened for business during the third quarter of fiscal 2002. Despite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. Without increasing revenues, we determined that Adam Leaf and Bean was not viable. As a result, we closed Adam Leaf and Bean effective August 19, 2004.

There were no sales or costs associated with the closing of Adam Leaf and Bean for the quarter ending January 31, 2005. Sales of $145,000 and costs of $138,000 have been classified as discontinued operations in the financial statements for the prior year quarter ending January 31, 2004.

Sales of $107,000 and costs of $157,000 have been classified as discontinued operations in the financial statements for the nine months ending January 31, 2005. Sales of $452,000 and costs of $474,000 have been classified as discontinued operations in the financial statements for the prior year nine months ending January 31, 2004.


RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 2005 AND 2004

Publishing sales of Girls' Life increased $88,000, or 12%, to $849,000 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The net increase in sales relates primarily to increases in advertising income and revenues from third parties for editorial services. This increase was partially offset by decreases in subscription and newsstand revenue.

Subscription revenue decreased by $33,000, or 10%, to $290,000 in the third quarter of fiscal 2005 from the prior comparable period. The net decline in subscription revenue is attributable to fewer subscriptions in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Fewer subscriptions is a result of decreased direct mail efforts during fiscal 2004. Direct mail includes cards sent to potential subscribers.

Newsstand revenue decreased by $21,000, or 17%, to $98,000 in the third quarter of fiscal 2005 from the prior comparable period. The decrease in newsstand revenue is attributed to normal fluctuations between issues of Girls' Life magazine for the third quarters of fiscal 2005 and 2004. Fluctuations are caused by differences in our estimated newsstand revenues and the actual newsstand revenues that we receive for an issue of each magazine.

Advertising revenue increased by $16,000, or 9%, to $196,000 in the third quarter of fiscal 2005 from the prior comparable period. We believe the increase in advertising revenue relates to an industry-wide increase in the demand for advertising due to the current recovering economy in the United States.

Revenue from editorial services to third parties increased by $123,000, or 110%, to $234,000 in the third quarter of fiscal 2005 from the prior comparable period. Revenue from third parties fluctuates from quarter to quarter based on their editorial needs.

Miscellaneous revenue increased by $1,000 in the third quarter of fiscal 2005 from the prior comparable period. Miscellaneous revenue includes licensing royalty income in the amount of $25,000 as a result of our licensing agreement with Schroeder & Tremayne, Inc., a designer, marketer and distributor of appearance related consumer products. Schroeder & Tremayne, Inc. started a pilot program for the production of a line of beauty and bath products using the Girls' Life name. The Girls' Life beauty and bath products are currently being sold in Target stores nationwide.

Sales for Peerce's Plantation restaurant, catering and bar, decreased $156,000, or 30% to $361,000 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Restaurant sales decreased $170,000, or 44% to $214,000 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The decrease in restaurant sales was partly due to inclemate weather causing additional closures of the restaurant but primarily the decrease is due to lower guest counts in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Catering sales increased $5,000 or 5% to $115,000 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. The increase in catering sales was primarily the result of increased catering functions during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Bar sales increased $10,000 or 43% to $32,000 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2005. The increase in bar sales is due to higher guest counts for the bar during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

Management is currently reviewing various alternatives to increase the guest count for the restaurant and sales for the catering operations and the bar.

Combined sales of the two operating subsidiaries was $1,209,000 in the third quarter of fiscal 2005 compared to combined sales of $1,277,000 for the third quarter of fiscal 2004.

Total cost of goods sold, as a percent of total sales was 92% in the third quarter of fiscal 2005 compared to 88% in the third quarter of fiscal 2004.

Cost of goods sold for publishing, as a percent of sales was 80% for both the third quarter of fiscal 2005 and the third quarter of fiscal 2004. Although publishing sales increased $88,000 in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, the sales increase was partially offset by an increase in direct costs for labor and subcontracts in the amount of $27,000 and increases in indirect costs for shipping and delivery other other miscellaneous costs in the amount of $39,000 and $6,000, respectively.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 119% in the third quarter of fiscal 2005 compared to 100% in the third quarter of fiscal 2004. The percentage increase in cost of goods sold for the restaurant and catering business was attributed primarily to lower sales which increased the cost of goods sold as a percentage of sales for the third quarter of fiscal 2005. The high percentages for the third quarters of fiscal 2005 and fiscal 2004 were primarily due to labor costs to fully staff the restaurant and other costs necessary in the restaurant operations which include utilities, taxes, insurance, maintenance and depreciation. The actual cost for labor and the other costs necessary in the restaurant operations decreased by $87,000 as a result of the $155,000 decrease in sales in the third quarter of fiscal
2005 compared to the third quarter of fiscal 2004. Due to the decreased sales, inventory costs decreased $52,000, direct labor and fringe benefits decreased $9,000 and the cost of supplies decreased $23,000 while other costs decreased $3,000.

Selling, general and administrative expenses as a percentage of sales were 28% for for both the third quarter of fiscal 2005 and the third quarter of fiscal 2004.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 15% for the third quarter of fiscal 2005 compared to 14% for the third quarter of fiscal 2004. Selling, general and administrative expenses increased $21,000, or 20%. Advertising and promotional expenses increased $25,000 and real and personal property taxes and insurance expenses increased $9,000. The increases were offset by decreases in salaries and commissions in the amount of $5,000, travel and entertainment in the amount of $3,000 and other expenses in the amount of $5,000.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 12% for both the third quarter of fiscal 2005 and the third quarter of fiscal 2004. Selling, general and administrative expenses decreased $17,000, or 27% during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Advertising and promotional expenses decreased $9,000, taxes and insurance decreased $3,000, automobile expenses decreased by $2,000 and other expenses decreased $5,000. The decreases were partially offset by an increase in salaries in the amount of $2,000.

Selling, general and administrative expenses for corporate overhead decreased by approximate $26,000, or 14% during the third quarter of fiscal 2005. Due to additional overhead costs being allocated to the publishing and restaurant business, salary costs decreased $14,000, taxes and insurance costs decreased $9,000, maintenance costs decreased $7,000 and other expenses decreased $8,000. The decreased costs were partially offset by an increase of $12,000 for outside services for legal and accounting fees.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the quarters ending January 31, 2005 and 2004, respectively. Adam Leaf and Bean was closed effective August 19, 2004.

Other income decreased $9,000 in the three months of fiscal 2005 compared to the three months of fiscal 2004. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2005 AND 2004

Publishing sales of Girls' Life increased $199,000, or 7%, to $2,979,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The net increase in sales relates primarily to an increase in advertising income and increases in revenues from third parties for editorial services. The revenue increases were partially offset by decreases in subscription and newsstand revenue.

Subscription revenue decreased by $67,000, or 5%, to $1,216,000 in the third quarter of fiscal 2005 from the prior comparable period. The net decline in subscription revenue is attributable to fewer subscriptions in the nine months of fiscal 2005 compared to the nine months of fiscal 2004. Fewer subscriptions is a result of decreased direct mail efforts during fiscal 2004. Direct mail includes cards sent to potential subscribers.

Newsstand revenue decreased by $54,000, or 12%, to $400,000 in the first nine months of fiscal 2005 from the prior comparable period. The decrease in newsstand revenue is attributed to normal fluctuations between the issues of Girls' Life magazine for the nine months of fiscal 2005 and 2004. Fluctuations are caused by differences in our estimated newsstand revenues and the actual newsstand revenues that we receive for an issue of each magazine.

Advertising revenue increased by $102,000, or 16%, to $740,000 in the first nine months of fiscal 2005 from the prior comparable period. We believe the increase in advertising revenue relates to an industry-wide increase in the demand for advertising due to the current recovering economy in the United States.

Revenue from editorial services to third parties increased by $189,000, or 56%, to $526,000 in the nine months of fiscal 2005 compared to the nine months of fiscal 2004. Revenue from third parties fluctuates from quarter to quarter based on their editorial needs.

Miscellaneous revenue had a net increase of $22,000 in the nine months of fiscal 2005 compared to the nine months of fiscal 2004. Miscellaneous revenue includes licensing royalty income in the amount of $25,000 as a result of our licensing agreement with Schroeder & Tremayne, Inc., a designer, marketer and distributor of appearance related consumer products. Schroeder & Tremayne, Inc. started a pilot program for the production of a line of beauty and bath products using the Girls' Life name. The Girls' Life beauty and bath products are currently being sold in Target stores nationwide. Other miscellaneous revenue accounts had a net decrease of $3,000.

Sales for Peerce's Plantation restaurant, catering and bar, increased
$486,000, or 70% to $1,181,000 in the first nine months of fiscal 2005 from the prior comparable period. This increase in sales was primarily because Peerce's Plantation restaurant, bar and catering facility was open for business the entire first nine months of fiscal 2005 but did not open for business until September 26, 2003, in the first nine months of fiscal 2004.

Restaurant sales increased $213,000, or 41%, to $725,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.
This increase in sales was primarily because Peerce's Plantation restaurant did not open for business until September 26, 2003, in the first nine months of fiscal 2004.

Catering sales increased $195,000, or 121%, to $357,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.
This increase in sales was primarily because Peerce's Plantation catering facilities was open for business the entire first nine months of fiscal 2005 but did not open for business until September 26, 2003, in the first nine months of fiscal 2004.

Bar sales increased $78,000, or 352%, to $100,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. This increase in sales was primarily because Peerce's Plantation restaurant did not open for business until September 26, 2003, in the first nine months of fiscal 2004.

Combined sales of the two operating subsidiaries was $4,160,000 in the first nine months fiscal 2005 compared to combined sales of $3,475,000 for the nine months of fiscal 2004.

Total cost of goods sold, as a percent of total sales was 88% in the first nine months of fiscal 2005 compared to 87% in the first nine months of fiscal 2004.

Cost of goods sold for publishing, as a percent of sales was 77% in the first nine months of fiscal 2005 compared to 81% in the first nine months of fiscal 2004. The percentage decrease in the cost of goods sold for publishing was primarily attributable to the net effect of increased sales of $198,000 partially offset by a net increase of various costs in cost of goods sold in the amount of $40,000. Direct costs increased $16,000, which included a increase in labor costs of $29,000 due to additional employees and a decrease of $13,000 in subcontract costs due to less editorial services for the nine months. Indirect costs increased $24,000, which included increases in shipping and handling of $13,000 due to higher mailing costs in fiscal 2005 compared to fiscal 2004, an increase in taxes and insurance of $6,000 due to cost increases in both taxes and insurance, an increase in maintenance of $3,000 and increases in other miscellaneous indirect costs of $2,000.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 114% in the first nine months of fiscal 2005 compared to 112% in the first nine months of fiscal 2004. The percentage increase in cost of goods sold for the restaurant and catering business was attributed primarily to increased sales which reduced the cost of goods sold percentage for the second quarter of fiscal 2005 even though cost of goods sold increased $568,000, or 73% in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The high percentages for the first nine months of fiscal 2005 and fiscal 2004 were primarily due to labor costs to fully staff the restaurant and increases in other costs necessary in the restaurant operations which include utilities, taxes, insurance, maintenance and depreciation. Due to the increased sales, inventory costs increased $171,000, direct labor and fringe benefits increased $301,000. Due to the restaurant being open the full nine months of fiscal 2005 compared to the prior compatible period, utilities, taxes & insurance costs increased $49,000, maintenance & depreciation increased $52,000 and supplies and other expenses decreased $5,000.

Selling, general and administrative expenses as a percentage of sales were 26% for the first nine months of fiscal 2005 compared to 33% in the prior comparable period.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 16% for the nine months of fiscal 2005 compared to 15% for the nine months of fiscal 2004. Selling, general and administrative expenses increased $56,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Due to additional promotional efforts, advertising and promotional costs increased $38,000 and travel & entertainment expenses increased by $13,000. Due to price increases, utilities, taxes and insurance costs increased $13,000. Salaries and commissions decreased $7,000 and other miscellaneous costs decreased $1,000.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 12% for the first nine months of fiscal 2005 compared to 27% for the first nine months of fiscal 2004. Selling, general and administrative expenses decreased $46,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Advertising and promotional expenses decreased by $11,000 due to less advertising and promotions. Salaries decreased by $22,000 due to less labor. Taxes and insurance decreased $6,000 due to a partial reclassification of cost to corporate overhead and other miscellaneous costs decreased $7,000 due to reduced services.

Selling, general and administrative expenses for corporate overhead decreased by approximately $47,000 in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2005. Due to additional overhead costs being allocated to the publishing and restaurant business, salary costs decreased $15,000, taxes & insurance costs decreased $32,000 and maintenance costs decreased $16,000. Other miscellaneous corporate costs had a net decrease in cost in the amount of $13,000. Outside services cost increased $29,000 due to the additional need for accounting and legal services.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the nine months ending January 31, 2005 and 2004, respectively. Adam Leaf and Bean was closed effective August 19, 2004.

Other income decreased $27,000 in the nine months of fiscal 2005 compared to the nine months of fiscal 2004. The decrease was primarily due to the decrease in interest income due to a lower interest rate environment and decreased cash balances.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005, the Company has cash and cash equivalents of approximately $201,000, an increase of $46,000 from the amount at April 30, 2004. The increase resulted primarily from the redemption of certificates of deposit.
The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At January 31, 2005, the Company has $1,216,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At January 31, 2005, the Company has no debt with third party lenders.



ITEM 3.  CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. The disclosure controls and procedures evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for us in this Form 10-Q. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the disclosure controls and procedures can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of our evaluation activities are to monitor our disclosure controls and procedures, and to modify them as necessary. Our intent is to maintain our disclosure controls and procedures as dynamic systems that change as conditions warrant.

Based upon the controls evaluation, our CEO and CFO have concluded that, as Of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.


Improvements in Internal Contols

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal controls over financial reporting that occurred during our last fiscal quarter. Based on that evaluation, our CEO and CFO did not identify any change in our internal controls over financial reporting that has materially, affected, or is reasonably likely to materially affect, our internal controls over financial reporting.




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

                                   MONARCH SERVICES, INC.


Date   March 17, 2005              By:  /s/  Jackson Y. Dott
       --------------              -------------------------------
                                   Chief Executive Officer



Date   March 17, 2005              /s/    Marshall Chadwell
       --------------              -------------------------------
                                   Marshall Chadwell, Controller
                                   Chief Financial Officer
                                   (Principal Accounting and
                                        Financial Officer)