Form 10KSB
period 2005-04-30
MONARCH SERVICES INC
filed 2005-07-29
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                         ----------------------
                            FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 2005   Commission File No. 000-08512
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

     The issuer's revenues for the fiscal year ended April 30, 2005 are $5,629,000.

      As of July 15, 2005, the aggregate market value of the Issuer's common stock held by non-affiliates was $2,086,000.

      As of July 15, 2005, the number of shares outstanding of the Issuer's common stock was 1,619,620.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the annual meeting to be held on October, 26, 2005 are incorporated by reference into Part III.

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

Our primary operations during fiscal 2005 were the publication of "Girls' Life" magazine, the operation of "Peerce's Plantation" restaurant, catering facility and bar and the discontinued operations of "Adam Leaf and Bean" tobacco shop.


Publishing Business

Girls' Life, Inc. publishes a bi-monthly magazine for young girls age ten to fifteen.

"Girls' Life" is intended to be an intelligent, non-condescending and easy-to-read magazine. The philosophy behind the graphic presentation and every article presented is that girls are important, independent, and intelligent people with opinions of their own. Each article seeks to reinforce that message and inspire confidence in a girl's thoughts, opinions, and feelings. Editorial material is created by the magazine's staff as well as through outside writers. The magazine is printed through a national printing service company.

Girls' Life magazine is published six times per year, normally two issues are published in the second and fourth calendar quarters and one issue is published in each of the first and third calendar quarters.

Beginning in fiscal year 2005, we licensed the "Girls' Life" name to be used on a line of beauty and bath products which are being sold in Target stores. We are continually exploring new ways to expand our publishing operation and diversify into other operations while using our established brand name "Girls' Life".

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website located at www.girlslife.com. Newsstand copies are distributed nationally and internationally.

The subscription price of a one-year Girls' Life subscription is between $14.95 and $19.95; however, the amount realized by the Company is a small portion of this amount if a subscription service is used. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

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

The average number of magazines sold for six issues during the twelve months of fiscal year 2005 are set forth in the following table.

    Distribution Channel            Number of Magazines Distributed
    --------------------            -------------------------------

         Newsstand Sales                          67,000

         Subscription Sales                      277,000
                                               ----------
            Total Paid Circulation               344,000


         Complementary Copies                      1,000


The following table sets forth the average number of magazines sold in the domestic and international markets for six issues during the twelve months of fiscal year 2005.

    Geographic Distribution         Number of Magazines Sold
    -----------------------         ------------------------

         United States                     275,000

         International                       2,000


Our magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.


Retaurant Business

In June 2001, we purchased three adjoining parcels of real estate located in Baltimore County, Maryland for approximately $2 million in cash. The acquisition included "Peerce's Plantation", a 350 seat fine dining restaurant, catering facility and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. We continue to consider various uses for the property which includes formal dining and entertainment. Renovations of Peerce's Plantation began in the spring of 2002 and were completed in September 2003. Structural damage in certain parts of the restaurant building were more extensive than we originally believed and delayed our opening. The restaurant and bar opened for business on September 26, 2003. The catering business began scheduling weddings, business meetings and other catered parties early in September 2003. The restaurant and catering menus are based on traditional Maryland fare with a European flavor and prices for entrees and other items were set to be competitive in the upscale restaurant market place in central Maryland. As of April 30, 2005, we have capitalized approximately $1,015,000 in improvements and $357,000 in equipment for Peerce's Plantation in addition to our initial purchase.


Discontined Retail Business

In November 2001, we opened "Adam Leaf and Bean", a tobacco shop selling cigars, tobacco and smokers' accessories. The tobacco shop also included a coffee shop and snack bar. In the first quarter of fiscal year 2004, we closed the coffee shop and snack bar. We determined that the sales volume from the coffee shop and snack bar did not justify the cost of labor needed to staff that part of the business. Despite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. Without increasing revenues, we determined that Adam Leaf and Bean was no longer viable. As a result, we closed Adam Leaf and Bean effective August 19, 2004.

COMPETITION

Competition in the publishing industry is intense with numerous other publishers, as well as other media, competing for readers and advertising revenue. Most of our competitors in the publishing business have broader and better recognized product offerings and greater marketing channels, depth of management and creative and financial resources than we have. Given these factors, there can be no assurance that we will be able to continue to compete successfully in the publishing industry and the failure to do so may have a material adverse effect on our results of operations.

Competition in the upscale restaurant industry is intense with numerous other restaurants located in the Baltimore, Maryland metropolitan area competing for customers including individual and chain restaurants with broader and better recognized names, greater experience, depth of management and financial resources than we have. These competing restaurants may also have established reputations, rankings by restaurant guides and other media and supported by advertising campaigns. We compete with these organizations primarily through the quality, variety and value perception of our menu items. The location of restaurants, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs are also important factors. Given these factors, there can be no assurance that we will be able to compete successfully in the restaurant industry and the failure to do so may have a material adverse effect on our results of operations.

EMPLOYEES

At April 30, 2005, we employed 77 executive, administrative, clerical, maintenance, culinary and service personnel. Approximately 15 of our employees work part-time. None of our employees are represented by a union. We believe our relations with our employees are good.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains forward-looking statements. Forward-looking statements include, among other things, statements concerning sales growth in the publishing and restaurant segments, expenditures related to increased or decreased costs of materials, and estimated expenditures for possible new product lines or business opportunities. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects'", "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors are discussed elsewhere herein and in other reports filed by us from time to time with the SEC.

The discussion set forth below highlights some of the risks that we have identified but should not be assumed to be the only factors that could affect future performance. We expressly disclaim any obligation to update any forward-looking statements.

We are dependent on economic, market and other conditions which are beyond our control.

A protracted economic slowdown or worsening economy, industry-wide cost pressures, or weak consumer demand could lead to sales declines and suppress sales growth and profits for our publishing and retail businesses. The fine dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, the seasonality of our business, consumer preferences, including changes in consumer tastes and the level of consumer acceptance of our restaurant concept, consumer spending patterns, demographic trends, weather, traffic patterns, and the type, number and location of competing restaurants. Economic conditions also have a substantial impact on the advertising budget of the advertising customers of our publishing business.

Our expenses depend heavily on inflation and the availability of food, labor, utilities, insurance, media, and other costs.

The profitability of Peerce's Plantation depends significantly on our ability to anticipate and react to changes in the price and availability of food, labor, utilities, insurance (including workers' compensation, general liability and health insurance), advertising, media and marketing; employee benefits, and other costs over which we may have little control. The price and availability of commodities, including, among other things, shrimp, lobster and other seafood and various meats, are subject to fluctuation and could increase or decrease more than we expect. We are subject to the general risk of inflation, and possible shortages or interruptions in supply caused by inclement weather or other conditions that could adversely affect the availability and cost of the items we buy. Labor shortages, increased employee turnover and higher minimum wage rates all could raise our cost of doing business. Our business also is subject to the risk of litigation by employees, consumers and suppliers or others that may result in additional costs. There can be no assurance that management will be able to anticipate and react to these cost issues without a material adverse effect on our profitability and results of operations.

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

Certain parts of our business and operations are highly-regulated.

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

We are subject to risks associated with the identification, exploration and implementation of new business lines.

We continue to explore new business lines. In fiscal year 2005, we began to license the "Girls' Life" name to a company which produces and sells bath and beauty products in Target stores. As disclosed below under the caption "Results of Operations," we have invested a portion of our capital in developing new business lines and we expect to continue investing our capital in exploring other business lines in the future. As we commence or continue operations with these new business lines, we expect that they will require additional capital investment and management attention. We expect any new business will incur significant expenses for personnel and marketing, among other items, and that such expenses will precede revenues. If we decide not to go forward with these new business lines, we do not expect to recover our invested capital. Due to limited resources, we have not commissioned third-party scientific marketing or other studies of the viability of these or other business lines, nor do we have the capacity to conduct such studies internally. In lieu of such studies, we have relied on the experience of our management team and internal analysis by our management and staff in evaluating new lines of business. Our analysis may be incomplete or based upon incomplete or incorrect data. In light of the risks of any new business enterprise and the limited analysis permitted by our resources, we cannot be sure that the licensing of the Girls' Life name for bath and beauty products or any other new business ventures that we may consider, will be profitable and, to the extent we have expended operating capital, we may lose our entire investment in such business ventures. We intend to continue to consider additional business lines and, accordingly, we expect to continue to incur expenses for exploring new business lines for the foreseeable future.

We have a history of operating losses.

We have reported net losses for the past five years. There can be no assurance that our business strategies and tactics will be successful and that we will be profitable in future periods.

Our target market for Girls' Life magazine is very narrow and is characterized by changing trends.

The Girls' Life magazine is targeted to girls ages ten to fifteen. Generally, girls in this age group tend to change opinions quickly and follow current trends. Since Girls' Life's target audience is limited by age and gender, Girls' Life, unlike other magazines that appeal to broader age groups, must replace a large portion of its readership each year due to the maturation of its audience. Accordingly, Girls' Life's promotional expenses that are designed to replace and expand its readership may be higher than other magazines with comparable circulation. There can be no assurance that Girls' Life will be able to replace its existing readers and expand its circulation going forward. Our inability to recognize and respond to current trends could result in a decrease in our circulation. Any decrease in Girls' Life's circulation, due to demographic or other factors, can be expected to have a material adverse effect on the revenues of our publishing business.

We are subject to the control of our principal stockholders.

A. Eric Dott and, his son, Jackson Y. Dott, the Company's Chairman and President, respectively, beneficially own an aggregate of approximately
41% of our outstanding voting securities. Accordingly, these stockholders have the ability, acting together, to exercise significant control over fundamental corporate transactions requiring stockholder approval, including without limitation, the election of Directors, approval of merger transactions and sales of all or substantially all of our assets.

Our organizational documents contain anti-takeover provisions which could delay or prevent a third-party acquisition.

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

2. 12460 Dulaney Valley Road, Phoenix, Maryland 21131. This property contains the restaurant and bar that operate under the name "Peerce's Plantation". It includes a recently renovated 300 seat restaurant with a bar area and outbuildings housing an on-site apartment, storage areas and administrative offices. Management believes this property is suitable and adequate for its use as a fine-dining restaurant. The federal tax basis for this property is approximately $532,000. Depreciation is computed using the straight-line method, at the rate of 2.5% of cost over an estimated useful life of forty years. Because of improvements to the property during fiscal year 2004, the realty tax rate for this property was $1.247 per $100 assessed of value for fiscal year 2005 resulting in a tax of $6,639. In the opinion of management, this property is adequately covered by insurance. This property is owned by the Company.

3. 12450 Dulaney Valley Road, Phoenix, Maryland 21131. This property contains a 6,000 square foot luxury home that is currently zoned for residential use. Upon resolution of certain zoning issues, this property may be used in the catering operations of Peerce's Plantation Restaurant. Management believes this property is suitable and adequate for use in the catering operations of Peerce's Plantation Restaurant. The federal tax basis for this property is approximately $699,000. Because the property is not currently being used in the business, no depreciation expense has been charged to the current fiscal year on this property. The realty tax rate for this property was $1.247 per $100 of assessed value for fiscal year 2005 resulting in a tax of $8,714. In the opinion of Management, this property is adequately covered by insurance. This property is owned by the Company.

4.  14.74 acres of land, Dulaney Valley Road, Phoenix, Maryland 21131.
This property is currently zoned residential and abuts the luxury home and restaurant property. The Company currently has no plans for the improvement of this property. This property is held for future development in connection with any expansion of Peerce's Plantation Restaurant and its catering operation or the development of businesses that are complementary to Peerce's Plantation Restaurant. The federal tax basis for this property is approximately $309,000. The realty tax rate for this property was $1.247 per $100 of assessed value for fiscal year 2005 resulting in a tax of $3,853. In the opinion of Management, this property is adequately insured. This property is owned by the Company.

We lease the 4517 Harford Road property from A. Eric Dott who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, we believe the terms of the lease with Mr. Dott are comparable to lease terms for like properties in the same geographic area.

Until August 31, 2004, we leased a retail shop at 1407 York Road, Lutherville, Maryland 21093. This property contained the tobacco and coffee shop that operated under the name "Adam Leaf and Bean". The property was leased through October 2004. We closed Adam Leaf and Bean effective August 19, 2004. We negotiated the termination of the lease and the lease was terminated effective August 31, 2004.


Item 3. LEGAL PROCEEDINGS

We are involved, from time to time, in legal actions arising in our normal course of operations.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES


Common Stock Market Prices and Dividends

The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol MAHI. The number of stockholders of record on July 15, 2005 was approximately 504.

High and low closing sale prices for each quarter within the last two fiscal years were:

                         Fiscal 2005                Fiscal 2004
Quarter                     Price                      Price
Ended                  High        Low            High        Low
                     -------     -------        -------     -------
July 31                1.34        1.34           1.36        1.01
October 31             1.12        1.12           1.61        1.20
January 31             1.80        1.65           1.50        1.21
April 30               2.80        2.80           2.75        1.26


Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. We have not paid any cash dividends since April 1987. Although the board of directors may consider the resumption of dividends, there can be no assurance as to the timing or amount of any future dividends.


                   EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                              Number of
                                                              securities
                                                              remaining
                              Number of                      available for
                             securities to    Weighted-     future issuance
                              be issued        average        under equity
                                upon           exercise       compensation
                             exercise of       price of          plans
                             outstanding     outstanding      (excluding
                               options,        options,        securities
                            warrants and       warrants       reflected in
                               rights        and rights       column (a))
                                (a)              (b)              (c)
----------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                        30,000          $ 1.20           270,000
----------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                         -0-              -0-              -0-
----------------------------------------------------------------------------

        Total                  30,000          $ 1.20           270,000
----------------------------------------------------------------------------


Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine, and Peerce's Plantation GL, LLC, operates a restaurant, catering facility and bar open to the general public. Peerce's Plantation began doing business in the quarter ended October 31, 2003.

The "Adam Leaf and Bean" tobacco shop was closed effective August 19, 2004. Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. As a result, we considered it no longer viable and closed that subsidiary. All sales and expenses for Adam Leaf and Bean have been classified as "Discontinue Operations" for fiscal year 2005 and 2004, respectively.

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. Our typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There were six issues of Girls' Life magazine in the fiscal year 2005 and fiscal year 2004. Newsstand revenue and Cost of Goods Sold for the six issues of Girls' Life magazine sold on the newsstand for fiscal years 2005 and 2004 respectively, were estimated based on information furnished to us by our distribution agent which distributes Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues based on cash payments we actually receive, less fees and expenses deducted by our distribution agent. Final adjustments with respect to an issue of Girls'
Life are generally completed within six months of the appearance of such issue on newsstands.

Girls' Life, Inc. entered into a licensing agreement with Schroeder & Tremayne, Inc., a designer, marketer and distributor of appearance related consumer products. Schroeder & Tremayne, Inc. started a pilot program for the production of a line of beauty and bath products using the Girls'
Life name. The Girls' Life beauty and bath products are currently being sold in Target stores nationwide. Our subsidiary, Girls' Life, Inc., receives licensing royalty income based on sales of the line. The beauty and bath products were placed in the Target stores for sale in late October 2004. During fiscal year 2005, we received $26,000 in licensing royalty income.

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

During the second quarter of fiscal 2002, we purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. This business traded as "Adam Leaf and Bean" as a subsidiary of the Company. Adam Leaf and Bean opened for business during the third quarter of fiscal 2002. Despite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. Without increasing revenues, we determined that Adam Leaf and Bean was not viable. As a result, we closed Adam Leaf and Bean effective August 19, 2004. Sales of $107,000 and costs of $135,000 have been classified as discontinued operations in the financial statements for the fiscal year ending April 30, 2005. Sales of $555,000 and costs of $600,000 have been classified as discontinued operations for the fiscal year ending April 30, 2004.

For the purpose of management's discussion of the results of operations of fiscal 2005 compared to fiscal 2004, references to fiscal 2005 are to the 12 months ending April 30, 2005, and references to fiscal 2004 are to the 12 months ending April 30, 2004.

RESULTS OF OPERATIONS FOR FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Combined sales for the two operating subsidiaries increased $779,000 or 16%, to $5,629,000 for fiscal year 2005 from fiscal year 2004. The increase in sales relates primarily to a increase in sales from Girls' Life in the amount of $390,000 and a increase in sales from Peerce's Plantation in the amount of $389,000.

Publishing sales of Girls' Life increased $390,000, or 10%, to $4,157,000 in fiscal year 2005 compared to fiscal year 2004. The net increase in sales relates primarily to an increase in subscription revenue, advertising revenue, newsstand revenue and increased revenues from third parties for editorial services. The revenue increases were partially offset by a decrease in miscellaneous other revenue.

Subscription revenue increased by $45,000, or 3%, to $1,791,000 in fiscal year 2005 compared to fiscal year 2004. The net increase in subscription revenue is attributable to increased subscriptions in fiscal year 2005 compared to fiscal year 2004. Subscriptions increased as a result of increased direct mail efforts during fiscal 2005. Direct mail includes cards sent to potential subscribers.

Newsstand revenue increased by $95,000, or 19%, to $608,000 in fiscal year 2005 from the prior comparable period. The increase in newsstand revenue is attributed to higher actual newsstand revenues that we receive for an issue of each magazine as compared to our estimated newsstand revenues.

Advertising revenue increased by $132,000, or 15%, to $1,034,000 in fiscal year 2005 from the prior comparable period. We believe the advertising revenue in fiscal year 2004 was adversely affected by an industry-wide decline in demand for advertising due to the economic slowdown in the United States.
We also believe the advertising revenue increase in fiscal year 2005 relates to an industry-wide increase in the demand for advertising due to the current recovering economy in the United States.

Revenue from editorial services to third parties increased by $127,000, or 27%, to $594,000 in fiscal year 2005 compared to fiscal year 2004. Revenue from third parties fluctuates from year to year based on their editorial needs.

Miscellaneous revenue had a net decrease of $9,000, from $139,000 in fiscal year 2004 compared to $130,000 in fiscal year 2005. Miscellaneous revenue includes licensing royalty income in the amount of $26,000 as a result of our licensing agreement with Schroeder & Tremayne, Inc., a designer, marketer and distributor of appearance related consumer products. Schroeder & Tremayne, Inc. started a pilot program for the production of a line of beauty and bath products using the Girls' Life name. The Girls' Life beauty and bath products are currently being sold in Target stores nationwide. Other miscellaneous revenue accounts, exclusive of the Schroeder & Tremayne royalty income, had a net decrease of $35,000.

Sales for Peerce's Plantation restaurant, catering and bar, increased $389,000, or 36% to $1,472,000 in fiscal year 2005 from the prior comparable period. This increase in sales was primarily because Peerce's Plantation restaurant, bar and catering facility was open for business the entire twelve months of fiscal 2005 but did not open for business until September 26, 2003, in fiscal year 2004.

Restaurant sales increased $181,000, or 25%, to $915,000 in fiscal year 2005 compared to fiscal year 2004. This increase in sales was primarily because Peerce's Plantation restaurant did not open for business until September 26, 2003, in fiscal year 2004.

Catering sales increased $175,000, or 72%, to $420,000 in fiscal year 2005 compared to fiscal year 2004. This increase in sales was primarily because Peerce's Plantation catering facilities were open for business the full year of fiscal year 2005 but did not open for business until September 26, 2003, in fiscal year 2004.

Bar sales increased $33,000, or 31%, to $138,000 in fiscal year 2005 compared to fiscal year 2004. This increase in sales was primarily because Peerce's Plantation restaurant did not open for business until September 26, 2003, in the fiscal year 2004.

Total cost of goods sold, as a percent of total sales was 88%, or $4,945,000, in fiscal year 2005 compared to 94%, or $4,580,000, in fiscal year 2004.

Cost of goods sold for publishing, as a percent of sales was 78%, or $3,221,000, in fiscal year 2005 compared to 88%, or $3,323,000, in fiscal year 2004. The percentage decrease in the cost of goods sold for publishing was primarily attributable to the net effect of increased sales of $390,000 and a net decrease of various costs in cost of goods sold in the amount of $102,000. Direct costs decreased $76,000, which included a increase in labor costs of $42,000 due to additional employees and a decrease of $118,000 in subcontract costs due to less editorial services for fiscal year 2005 compared to fiscal year 2004. Indirect costs decreased $26,000, which included a decrease in shipping and handling of $35,000 due to lower mailing costs in fiscal 2005 compared to fiscal 2004, an increase in insurance costs of $8,000 and an increase in other miscellaneous indirect costs of $1,000.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 117%, or $1,724,000, in fiscal year 2005 compared to 116%, or $1,256,000, in fiscal year 2004. The percentage increase in cost of goods sold for the restaurant and catering business was attributed primarily to increased individual costs within the cost of goods sold category in fiscal year 2005 due to the restaurant being open a full twelve months in fiscal year 2005 compared to fiscal year 2004 which had seven months of sales. The high percentages were primarily due to labor costs to fully staff the restaurant and increases in other costs necessary in the restaurant operations which include utilities, taxes, insurance, maintenance and depreciation. Due to the increased sales, inventory costs increased $137,000 and direct labor and fringe benefits increased $274,000. Due to the restaurant being open the full twelve months of fiscal 2005 compared to the prior compatible period, utilities, taxes & insurance costs increased $46,000, maintenance & depreciation increased $36,000 and supplies and other expenses decreased $25,000.

Total selling, general and administrative expenses as a percentage of sales were 25%, or $1,417,000, for fiscal year 2005 compared to 30%, or $1,430,000, in the prior comparable period. These expenses comprise selling, general and administrative expenses for Girls' Life, Peerce's Plantation and corporate overhead as discussed more fully below.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 14% for fiscal year 2005 and for fiscal year 2004. Selling, general and administrative expenses increased by $84,000 in fiscal year 2005 to $594,000 compared to $510,000 in fiscal year 2004. Due to additional promotional efforts, advertising and promotional costs increased $71,000 and travel & entertainment expenses increased by $22,000. Due to price increases, utilities, taxes and insurance costs increased $19,000. Salaries and commissions decreased $8,000 and other miscellaneous costs decreased $20,000.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 13% for fiscal year 2005 compared to 22% for fiscal year 2004. Selling, general and administrative expenses decreased $49,000 in fiscal year 2005 to $187,000 compared to $237,000 fiscal year 2004. Advertising and promotional expenses decreased by $12,000 due to less advertising and promotions. Salaries decreased by $20,000 due to fewer employees. Taxes and insurance decreased $8,000 due to a partial reclassification of cost to corporate overhead and other miscellaneous costs decreased $9,000 due to reduced services.

Selling, general and administrative expenses for corporate overhead decreased by approximately $47,000 for fiscal year 2005 compared to fiscal year 2004. Selling, general and administrative expenses for corporate overhead was $636,000 in fiscal year 2005 compared to $684,000 in fiscal year 2004.
The decrease in selling, general and administrative expenses was partially due to additional overhead costs being allocated to both the publishing and restaurant business. Salary costs decreased $11,000, taxes & insurance costs decreased $31,000 and maintenance costs decreased $15,000. Outside services cost increased $24,000 due to the additional need for accounting and legal services. Other miscellaneous corporate costs had a net decrease in cost in the amount of $14,000.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for fiscal years 2005 and 2004, respectively. Adam Leaf and Bean was closed effective August 19, 2004.

Other income decreased $34,000 for fiscal year 2005 compared to fiscal year 2004. The decrease was primarily due to a decrease in interest income due to a lower interest rate environment and decreased cash balances.

As a result of the Job Creation and Worker Assistance Act of 2002 (the "2002 Act") that was signed by President Bush in March 2002, entities with net operating losses are allowed to carryback those losses for five years. Prior to the 2002 Act, loss carrybacks were only permitted for two years. We have only recorded tax benefits to the extent carryback claims are available and have not recorded any tax benefit associated with the future realization of operating losses. These carryback claims are for federal income tax purposes only. Income tax benefits attributable to continuing operations was $0 for 2005 and 2004, respectively. The income tax benefit associated with discontinued operations was $0 for 2005 and 2004, respectively.

We had approximately $4.1 million in federal net operating loss carryforwards as of April 30, 2005. These loss carryforwards expire between 2022 and 2025. Realization of the loss carryforwards depends on generating sufficient taxable income before the expiration of the loss carryforward periods. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not". Accordingly, a valuation allowance has been established for the entire net deferred tax assets. The amount of loss carryforward available for any one year may be limited if we are subject to the alternative minimum tax. In the past, we have not been subject to the alternative mimimum tax.


APPLICATION OF IMPORTANT ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of income from newsstand sales and royalty income from a licensing agreement with a marketer and distributor of a line of beauty and bath products using the Girls' Life name. On an on-going basis we evaluate our estimates for each quarter of our fiscal year and for our fiscal year end. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. We believe that our most important accounting policies relate to revenue associated with the Girls' Life segment of our business. Actual results may differ from these estimates, assumptions and judgments.

Revenue Recognition

Newsstand revenues in our publishing segment are estimated based on information supplied to us by our newsstand distributor and from actual cash payments received. We base our estimates on reports supplied to us by our newsstand distributor and from actual cash revenues received during our fiscal year. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

Royalty revenues in our publishing segment are estimated based on information supplied to us by the distributor of the bath and beauty products using the Girls' Life name and from cash payments received during the fiscal year. The bath and beauty products are sold through Target stores. Since the licensing agreement was signed during our fiscal year ending April 30, 2005, we do not have a history of the amount of royalty income we can expect to received in future years.
We base our estimates on reports supplied to us by the distributor of the bath and beauty products. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

There are no significant estimates or assumptions in our financial statements relating to Peerce's Plantation GL, LLC.

LIQUIDITY AND SOURCES OF CAPITAL

At April 30, 2005, we had cash and cash equivalents of approximately $112,000 a decrease of $43,000 compared to cash and cash equivalents at April 30, 2004. We received $893,000 in cash from the redemption of certificates of deposit during fiscal year 2005. As of April 30, 2005, we had investments in certificates of deposit in the amount of $851,000.

We experienced a net increase in our accounts receivable of $204,000 from last year primarily due to a increase in receivables from advertisers, third parties and newsstands. Prepaid expenses increased $53,000 compared to the prior year primarily because of prepaid postage, prepaid printing expenses for Girls' Life, prepaid insurance and prepaid real and personal property taxes for our two operating subsidiaries. Deferred subscription revenue decreased compared to the prior year primarily because deferred subscription revenue is affected by the timing of renewals, which are also affected by the timing of direct mail advertising.

At April 30, 2005, we had no debt with third-party lenders.

During fiscal year 2005, cash and cash equivalents ranged from approximately $155,000 to $112,000. Our cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables. Management believes that existing cash and cash equivalents, and certificates of deposit together with cash generated from operations and investing activities, will be sufficient to meet our liquidity and capital needs for the next 12 months.


IMPACT OF INFLATION AND CHANGING PRICES

The profitability of Peerce's Plantation depends significantly on our ability to anticipate and react to changes in the price and availability of food, labor, utilities, insurance (including workers' compensation, general liability, health, and directors and officer's liability insurance), advertising, media and marketing, employee benefits, and other costs over which we may have little control. The price and availability of commodities, including, among other things, shrimp, lobster and other seafood and various meats, are subject to fluctuation and could increase or decrease more than we expect. We are subject to the general risk of inflation, and possible shortages or interruptions in supply caused by inclement weather or other conditions outside of our control that could adversely affect the availability and cost of the items we buy. Labor shortages, increased employee turnover and higher minimum wage rates all could raise our cost of doing business. Our business also is subject to the risk of litigation by employees, consumers and suppliers or others that may result in additional costs. There can be no assurance that management will be able to anticipate and react to these cost issues without a material adverse effect on our profitability and results of operations.

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


Item 7.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and the Stockholders of Monarch Services, Inc.

We have audited the accompanying consolidated statement of financial condition of Monarch Services, Inc. and Subsidiaries as of April 30,
2005 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Services, Inc. and Subsidiaries as of April 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/  Stegman & Company
------------------------
Stegman & Company
Baltimore, Maryland
June 24, 2005

Consolidated Statement of Financial Condition
------------------------------------------------------------
                                           At April 30, 2005
------------------------------------------------------------
                                             (000's Omitted)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $   112
   Accounts receivable, net                          437
   Marketable securities available
       for sale, net                                  38
   Inventory                                          46
   Prepaid publishing expenses                       215
   Other prepaid expenses                             48
   Other current assets                               16
                                                 -------
        TOTAL CURRENT ASSETS                         912
                                                 -------
PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and
      fixtures                                       790
   Leasehold improvements                            324
   Restaurant buildings and improvements           2,461
                                                  -------
                                                   3,575
   Less accumulated depreciation                    (807)
                                                  -------
                                                   2,768
   Land                                              321
                                                  -------
        TOTAL PROPERTY AND EQUIPMENT - NET         3,089
                                                  -------
   Certificates of Deposit                           851
   Trademarks - net                                    6
   Liquor license                                    200
                                                  -------
                    TOTAL ASSETS                 $ 5,058
                                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                               $  373
   Accrued expenses                                  102
   Deferred subscription revenue (current)           816
   Catering advance payments                          22
   Deferred gift card revenue                         33
                                                  -------
        TOTAL CURRENT LIABILITIES                  1,346

Deferred subscription revenue                        626
                                                  -------
        TOTAL LIABILITIES                          1,972
                                                  -------

STOCKHOLDERS' EQUITY
   Common Stock-par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                     2
   Additional paid in capital                      3,781
   Retained earnings                                (692)
   Accumulated other comprehensive income (loss)      (5)
                                                  -------
                   TOTAL STOCKHOLDERS' EQUITY      3,086
                                                  -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $5,058
                                                  =======

<F1>
See Notes to Consolidated Financial Statements.

Item 7.             FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
-----------------------------------------------------------------------
Years Ended April 30,                            2005        2004
-----------------------------------------------------------------------

                               (000's Omitted, except share information)
Net Sales - publishing                       $  4,157       $  3,767
Net Sales - restaurant                          1,472          1,083
                                               ----------------------
                                                5,629          4,850

Cost of goods sold - publishing                 3,221          3,323
Cost of goods sold - restaurant                 1,724          1,256
                                               ----------------------
                                                4,945          4,579
                                               ----------------------
Gross profit from continuing
   operations                                     684            271
                                               ----------------------
Selling, general and administrative
   expenses                                     1,417          1,431
                                               ----------------------
Loss before other income and
   income taxes                                  (733)        (1,160)

Other income:
   Investment and interest income                  57             92
   Other                                            2              1
                                               ----------------------
                                                   59             93
                                               ----------------------
Loss from continuing operations
   before income tax benefit                     (674)        (1,067)

Income tax expense (benefit)                        0              0
                                               ----------------------
Net loss from continuing operations              (674)        (1,067)

Discontinued Operations:

   Operating loss from "Adam Leaf and Bean"
      (net of income tax benefit of $0 and
       $0)for the year ended April 30, 2005
       and 2004, respectively                    (103)           (45)

   Loss on disposal of assets from "Adam
       Leaf and Bean" (net of income tax
       of $0)for the year ended April
       30, 2004.                                  (56)             0

                                              -----------------------
Loss from discontinued operations                (159)           (45)
                                              -----------------------
Net loss                                     $   (833)      $ (1,112)
                                              =======================
Net loss per common share -
      basic and diluted:

Loss from continuing
     operations per share                    $   (.41)      $  (.66)

Loss from discontinued operations                (.10)         (.03)
                                             -----------------------
Net loss per common share -
      basic and diluted                      $   (.51)      $  (.69)
                                             =======================
Weighted average number of shares
     outstanding - basic                     1,619,620     1,619,620
                                             -----------------------
Weighted average number of shares
     outstanding - diluted                   1,619,620     1,619,620
                                             -----------------------

<F1>
See Notes to Consolidated Financial Statements.

Item 7.                FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
------------------------------------------------------------------
Years Ended April 30, 2005 and 2004
------------------------------------------------------------------

                   (000's omitted, except shares outstanding data)

                                              Accumulated
                           Additional            Other        Total
                    Common  Paid in  Retained Comprehensive Stockholders'
                    Stock   Capital  Earnings Income (loss)   Equity
                  --------- -------  --------  ------------ ------------

Balance,
May 1, 2003        $   2  $ 3,781  $ 1,253   $     (9)    $   5,027

Other comprehensive
income - unrealized
gain on marketable
securities avail-
able-for sale                                       5             5

Net loss                            (1,112)                  (1,112)
                                                            --------
Total comprehensive
   income (loss)                                             (1,107)
                   -----  -------  -------   ---------      --------
Balance,
April 30, 2004     $   2  $ 3,781  $   141   $     (4)    $   3,920

Other comprehensive
income - unrealized
gain on marketable
securities avail-
able-for sale                                      (1)           (1)

Net loss                              (833)                    (833)
                                                            --------
Total comprehensive
   income (loss)                                               (834)
                   -----  -------  -------   ---------      --------
Balance
April 30, 2005     $   2  $ 3,781  $  (692)  $     (5)    $   3,086
                   =================================================



<F1>
See Notes to Consolidated Financial Statements.

Item 7.               FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows
---------------------------------------------------------------------
Years Ended April 30,                             2005         2004
---------------------------------------------------------------------
                                                 (000's Omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $   (833)    $ (1,112)
   Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Depreciation and amortization                  146          128
     Bad debt expense                                 0           22
     Increase/decrease in operating
       assets and liabilities:
        Accounts receivable, gross                 (204)         124
        Inventory                                   107           48
        Prepaid expenses                            (53)        (156)
        Accounts payable                            (16)         127
        Accrued expenses                             11            9
        Deferred subscription revenue               (61)          21
        Deposits held in escrow                     (15)          63
                                                 --------------------
Total cash used by operating activities            (918)        (726)
                                                 --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                        3           22
  Purchases of property and equipment               (21)        (567)
  Trademark costs                                     0           (1)
  Maturity/redemption of certificates
     of deposit                                     893          903
                                                 --------------------
    Total cash provided by
      investing activities                          875          357
                                                 --------------------
NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                    (43)        (369)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                 155          524
                                                 --------------------
CASH AND CASH EQUIVALENTS
  END OF YEAR                                  $    112     $    155
                                                =====================

<F1>
See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Monarch Services, Inc. and its wholly owned subsidiaries, Girls' Life, Inc., Peerce's Plantation GL, LLC, and the discontinued operations of Adam Leaf and Bean, Inc. (collectively the "Company"). Consolidation has resulted in the elimination of all significant intercompany balances and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2005. The sales and all costs of Adam Leaf and Bean, Inc. have been reclassified as discontinued operations for fiscal years 2005 and 2004, respectively.

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

Adam Leaf and Bean, Inc. was incorporated on June 11, 1997 in the State of Maryland. "Adam Leaf and Bean", a tobacco shop, started doing business in December 2001. Despite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. Without increasing revenues, Monarch determined that Adam Leaf and Bean was not viable. As a result, Monarch closed Adam Leaf and Bean effective August 19, 2004.

Peerce's Plantation GL, LLC was duly formed on June 19, 2001 in the State of Maryland. "Peerce's Plantation", an upscale restaurant, catering facility and bar, started doing business on September 26, 2003.

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

REVENUE RECOGNITION: The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101") whereby revenue related to subscriptions for its magazines is recognized upon shipment of the magazine to the subscriber. Deferred subscription revenue represents amounts collected for subscriptions of the magazine not yet issued. Costs incurred to attract new subscribers are expensed as incurred.

CASH EQUIVALENTS: For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE: Girls' Life sells its magazine through distributors and direct individual subscriptions. Receivables consist of advertising income and sales of magazines through the distributors for issues released prior to April 30. Services for publishing and editing are also included in accounts receivable. Peerce's Plantation sells food and alcoholic beverages and catering services to the general public as cash or credit card sales. Accounts receivable are charged-off when management determines that the collection becomes unlikely.

INVENTORIES: Inventories are valued at the lower of cost or market.

PREPAID PUBLISHING EXPENSES: Certain expenses are paid prior to the printing and shipping of each issue of Girls' Life magazine. Prepaid publishing expenses applying to future issues of the magazine usually consist of postage, paper, printing and other magazine editorial expenses.

LIQUOR LICENSE: In June 2001, the Company purchased three adjoining parcels of real estate, known as "Peerce's Plantation", located in Baltimore County, Maryland for $1.991 million in cash. At that time, the fair market value of the liquor license was established at $200,000. There has been no amortization of the liquor license from the date of the original purchase.

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

MARKETABLE SECURITIES: The Company accounts for its investments in equity securities under the accounting and reporting provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). The Company has classified its investments as available-for-sale based on the investments intended use. As such, unrealized holding gains and losses are included as other comprehensive income, a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT COSTS: The Company had no research and development costs during the fiscal year 2005.

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

(In thousands, except per share data)                  2005       2004
-----------------------------------------------------------------------
Net loss, as reported                              $   (833)  $ (1,112)
Less proforma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)        (5)
                                                   --------------------
Pro forma net loss                                 $   (834)  $ (1,117)

Net loss per share:
  Basic - as reported                              $  (0.51)   $ (0.69)
  Basic - pro forma                                $  (0.51)   $ (0.69)
  Diluted - as reported                            $  (0.51)   $ (0.69)
  Diluted - pro forma                              $  (0.51)   $ (0.69)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," as it relates to disclosures of SFAS No. 115 securities. In addition to the disclosures already required by SFAS No. 115, EITF Issue 03-01 requires both quantitative and qualitative disclosures for marketable equity and debt securities. The new disclosure requirements are required to be applied to financial statements for fiscal years ending after December 15, 2003. Adoption of EITF 03-01 did not materially impact the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R (as amended) which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R (as amended) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values starting with the next fiscal year that begins after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning May 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.

The Company is evaluating the requirements of SFAS No. 123R. However, the Company expects that the adoption of SFAS No. 123R will not have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The Company also has not yet determined the impact of SFAS No. 123R on its compensation policies or plans, if any.


NOTE B - DISCONTINUED OPERATIONS:

DISCONTINUED OPERATIONS OF ADAM LEAF AND BEAN

Effective August 19, 2004, "Adam Leaf and Bean" tobacco shop was closed. All sales and costs associated with Adam Leaf and Bean have been reclassified as Discontinued Operations for fiscal year 2005 and 2004, respectively.

Net sales and loss from discontinued operation of "Adam Leaf and Bean" tobacco shop are as follows (in thousands):

                                         Years Ended April 30,
                                           2005        2004
---------------------------------------------------------------------
Net sales                                 $ 107       $ 555

Loss from discontinued
   operations                              (103)        (45)

Loss on disposal of assets                  (56)          0



NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at April 30, 2005 (in thousands):

Accounts Receivable - publishing     $  487
Less:
  Allowance for doubtful accounts      ( 50)
                                     -------
      Accounts receivable, net       $  437
                                     =======

Bad debt expense charged to operations was $0 for the year ended April 30, 2005 and $21,656 for the year ended April 30, 2004.


NOTE D - PREPAID PUBLISHING EXPENSES

Total prepaid publishing expenses for Girls' Life, Inc. for fiscal year
2005 and 2004, were $215,000 and $135,000, respectively. Prepaid publishing expenses for fiscal year 2005 consisted of prepaid expense of $1,000 for real and personal property taxes, $81,000 for postage, and $133,000 for paper. Prepaid publishing expenses for fiscal year 2004 consisted of prepaid expense of $40,000 for postage, and $95,000 for paper. Certain expenses are paid prior to the printing and shipping of each issue of the magazine.


NOTE E - CERTIFICATE OF DEPOSIT

As of April 30, 2005, investments in a certificate of deposit consisted of the following (in thousands):

       Rate                Maturity               Amount
      ------              ----------           ------------

       4.40%               11/20/06              $  851
                                               ============

The certificate of deposit is in excess of federal insurance limits.



NOTE F - LIQUOR LICENSE

In June 2001, the Company purchased three adjoining parcels of real estate located in Baltimore County, Maryland for $1.991 million in cash. The acquisition included "Peerce's Plantation", a 350 seat fine dining restaurant, catering facility and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. The $1.991 million was broken down to establish a fair market value for each segment of the purchase. The fair market value of the liquor license was established at $200,000. There has been no amortization of the liquor license from the date of the original purchase.

NOTE G - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

At April 30, 2005, the cost and estimated fair value of marketable securities, available-for-sale was as follows (in thousands):

                                Unrealized      Unrealized     Estimated
                       Cost       Gains            Loss        Fair Value
                     ------------------------------------------------------
Equity Securities      $ 48       $  -           $  10           $  38
                     ======================================================

The unrealized loss has been continuous for more than 12 months. The unrealized losses that exist are the result of market changes since the original purchase. This factor coupled with the fact the Company has both the intent and ability to hold this investment for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary. As of June 24, 2004, the unrealized loss was $7,700.


NOTE H - INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the federal statutory rate is as follows:

-----------------------------------------------------------------------------
Years Ended April 30,                                         2005      2004
-----------------------------------------------------------------------------

Federal income tax (benefit) expense at statutory rate        (34)%      (34)%
Non-deductible items                                            1          1
Valuation allowance                                            33         33
                                                              ----       ----
                                                                0%         0%
                                                              ====       ====


The deferred tax assets (liabilities) result from the following temporary differences (in thousands):
--------------------------------------------------------------
                                          At April 30, 2005
--------------------------------------------------------------
Deferred tax assets:
  Financial statement accruals, net              $    9
  Allowances for accounts receivable                 19
  Unrealized loss on marketable securities
    available-for-sale                                4
  Net operating loss carryforward                 1,389
                                                 --------
       Total deferred tax assets                  1,421

       Valuation allowance                       (1,395)

Deferred tax liabilities:
    Property and equipment                          (26)
                                                 --------
Net deferred tax assets                          $   -
                                                 ========


The Company had approximately $4,086,000 in federal net operating loss carryforwards as of April 30, 2005. These loss carryforwards expire between 2022 and 2025. Realization of the loss carryforwards depends on generating sufficient taxable income before the expiration of the loss carryforward periods. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not". Accordingly, a valuation allowance has been established for the entire net deferred tax assets. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.

Cash payments for state income taxes were $0 for the years ended April 30, 2005 and 2004, respectively.


NOTE I - PROFIT-SHARING PLAN

During fiscal year 2002, the original profit sharing plan was changed to a 401(k) defined contribution plan that allows employees to make contributions to their individual 401(k) plan through payroll deductions. The Company made no contributions to the original profit sharing plan or the new 401(k) plan in fiscal years 2005 and 2004.


NOTE J - STOCK OPTION PLANS

The Company's Omnibus Stock Option Plan (the "Omnibus Plan") provides for the granting of certain types of qualified and nonqualified stock options to directors, executive officers and key employees on a periodic basis at the discretion of its Board of Directors. The Company has reserved 300,000 shares of common stock under the Omnibus Plan.

Options for 40,000, 10,000 and 200,000 shares of common stock were granted during the years ended April 30, 2003, April 30, 2001 and 2000, respectively. There were no options granted during the years ended April 30, 2005, 2004 and 2002. The options begin to vest at an annual rate of 25% after the completion of one year of service following the date of grant. Options for 10,000 shares relating to the fiscal year ended April 30, 2001 grants and 40,000 shares relating to the fiscal year ended April 30, 2000 grants were cancelled during the fiscal year ended April 30, 2004. Options for 160,000 shares relating to the fiscal year April 30, 2000 grants expired during the fiscal year ended April 30, 2005.

                              Stock Options
   -------------------------------------------------------------------------
                                     2005                  2004
   -------------------------------------------------------------------------
                                             Weighted              Weighted
                                    Number   Average      Number   Average
                                      of     Exercise       of     Exercise
                                    Shares    Price       Shares    Price

     Balance, beginning of year     200,000    $3.25      250,000    $3.32

     Granted                            -         -           -         -

     Expired/Cancelled              160,000     3.76       50,000     3.63

     Exercised                          -         -           -         -
                                    -------               -------
     Balance, end of year            40,000    $1.20      200,000    $3.25
                                    =======               =======

     Weighted average fair value of
       options granted during the year         $  -                  $  -
                                               =====                 =====



                             Options Outstanding       Options Exercisable
                             -------------------       -------------------
                             Weighted    Weighted                    Weighted
                     Number   Average     Average       Number        Average
    Range of           of    Remaining   Exercise         of         Exercise
    Exercise Price   Shares  Life(years)   Price        Shares         Price

        $1.20         40,000    3.0        $1.20        30,000         $1.20
                      ======                            ======


The fair value of the options granted that began to vest during 2005 and 2004 were estimated using the Black-Scholes option-pricing model and used the following assumptions for the 2003 grants:


                               2003 Grants
                               -----------
Dividend yield                       0%
Expected volatility                 75%
Risk-free interest rate           2.72%
Expected lives (in years)            5


NOTE K - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and warehouse and other facilities. The lease for the office and warehouse facilities currently in use was extended for a term of 10 years commencing July 1997 and ending June 2007. The Company generally must pay for property taxes, insurance and maintenance costs related to the property. Total rental expense for fiscal year 2005 and fiscal year 2004 was approximately $185,000 and $216,000, respectively.

The future annual minimum rental commitments for the current non-cancelable operating leases as of April 30, 2005 are $144,000 annually through 2007 for the office and warehouse facilities.

The office and warehouse facilities are leased through 2007 for approximately $144,000 annually from the Chairman of the Company and a member of his family. The tobacco shop facilities were leased through October 2004 for approximately $73,000 annually. The lease agreement for the office and warehouse facilities provides for escalation of rent based on certain indexes.

The lease for Adam Leaf and Bean was negotiated and terminated as of August 31, 2004. Adam Leaf and Bean was closed permanently on August 19, 2004.

Expected lease payments under the above operating leases for the fiscal years are as follows:
                                                    2006    2007
                                                   ------  ------
                                                   (in thousands)

Property: Office and Warehouse                     $ 144   $ 144


LITIGATION: The Company is involved, from time to time, in legal actions arising in its normal course of operations.


NOTE L - SEGMENT INFORMATION

With the closing of "Adam Leaf and Bean" in August 2004, the Company currently operates in two industry segments. Our primary operations during fiscal years 2005 and 2004 was the publication of "Girls' Life" magazine in the publishing segment, Peerce's Plantation restaurant, bar and catering facility in the restaurant segment and the discontinued operations of "Adam Leaf and Bean" tobacco shop in the retail segment. All sales and costs for Adam Leaf and Bean have been classified as Discontinued Operations for fiscal years 2005 and 2004, respectively.


                   Segment Information for fiscal year 2005
                   ----------------------------------------
                          (in thousands)

                                 Publishing  Restaurant   Other    Total

Revenues from external customers  $ 4,157    $ 1,472  $      -   $ 5,629
Intersegment revenues                   -          -         -         -
Interest Income                         -          -        57        57
Depreciation and amortization          12        110        24       146
Segment profit (loss) before tax      342       (439)     (577)     (674)
Expenditures for segment assets         3         12         6        21



                   Segment Information for fiscal year 2004
                   ----------------------------------------
                          (in thousands)

                                 Publishing  Restaurant   Other    Total

Revenues from external customers  $ 3,767    $ 1,083  $      -   $ 4,850
Intersegment revenues                   -          -         -         -
Interest Income                         -          -        92        92
Depreciation and amortization          12         61        55       128
Segment profit (loss) before tax      (66)      (410)     (591)   (1,067)
Expenditures for segment assets         4        572        12       588




Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures(as defined in Sections 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-KSB. The disclosure controls and procedures evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon these evaluations, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-KSB, the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to our Company that is required to be included in our periodic reports filed under the Exchange Act.


Changes in Internal Controls

Under the supervision and with the participation of our CEO and CFO, our management has evaluated our internal controls and has concluded that there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter. Based on that evaluation, our CEO and CFO did not identify any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



ITEM 8B.  OTHER INFORMATION

     Pursuant to Article II of our bylaws, on July 27, 2005, the Board of Directors increased its size to five members. The vacancy created as a result of the increase was filled by the appointment of Gregory S. Oler to serve as a director. The Board determined that Mr. Oler was "independent" and he was subsequently appointed to the Audit Committee.

     On July 29, 2005, Mr. Oler resigned from the Board of Directors and the Audit Committee due to personal reasons. We are actively engaged in a search for a candidate to fill the vacancy created by Mr. Oler's resignation.



                                PART III

     Information required in Part III, Items 9-12 and 14 is incorporated by reference to the Company's proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders.

Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by Item 9 is incorporated by reference from the information set forth under the heading "Election of Directors--Directors and Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

Item 10.  EXECUTIVE COMPENSATION

          The information required by Item 10 is incorporated by reference from the information set forth under the heading "Election of Directors--Executive Compensation" in the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by Item 11 is incorporated by reference from the information set forth under the heading "Ownership of Voting Securities--Principal Stockholders" in the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 12 is incorporated by reference from the information set forth under the heading "Election of Directors--Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2005 annual meeting of stockholders.

Item 13.  EXHIBITS

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

              (d) Monarch Services, Inc. Omnibus Stock Plan (incorporated by reference to Ex. 4 to the Company's Form S-8
                  (file no. 333-31536) as filed with the Securities and Exchange Commission on March 2, 2000).

           14. Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 10-KSB for the fiscal year ended April 30, 2004).

           21.    Subsidiaries of the Registrant.

           23.    Consent of Stegman & Company.

           24.    Power of Attorney (included in signature page).

           31.1 Certificate of the Company's CEO required by Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certificate of the Company's CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certificate of the Company's CEO required by Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certificate of the Company's CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.



Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the Information set forth under the heading "Principal Accountant Fees and Services" in the Company's definitive proxy statement for its 2005 annual Meeting of stockholders.




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

                                         MONARCH SERVICES, INC.

                                         By:  /s/   A. Eric Dott
                                              ----------------------
                                              A. Eric Dott, Chairman
                                                   and Director

Date:  July 29, 2005
       -------------



                           MONARCH SERVICES, INC.
                             POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS that the undersigned Directors and Executive Officers of MONARCH SERVICES, INC., a Maryland corporation, hereby constitute and appoint JACKSON Y. DOTT and MARSHALL CHADWELL and either of them, the true and lawful agents and attorney-in-fact of the undersigned with full power and authority in either said agent and attorney-in-fact, to sign for the undersigned and in their respective names as Directors and/or Executive Officers of Monarch Services, Inc., the Annual Report on Form 10-KSB of Monarch Services, Inc. and any and all further amendments to said report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, as herein authorized.



Date:  July 29, 2005                     /s/     Jackson Y. Dott
       -------------                     -------------------------------
                                         Jackson Y. Dott, President,
                                         Chief Executive Officer and
                                         Director
                                        (Principal Executive Officer)




Date:  July 29, 2005                     /s/    David F. Gonano
       -------------                     -------------------------------
                                         David F. Gonano, Director




Date:  July 29, 2005                     /s/    Trent Walklett
       -------------                     -------------------------------
                                         Trent J. Walklett, Director




Date:  July 29, 2005                     /s/    A. Eric Dott
       -------------                     -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director




Date:  July 29, 2005                     /s/    Marshall Chadwell
       -------------                     -------------------------------
                                         Marshall Chadwell, Chief
                                         Financial Officer, Secretary
                                            and Treasurer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)



EXHIBIT INDEX

Exhibit Number
--------------


     21        -        Subsidiaries of the Registrant
     23        -        Consent from Stegman & Company
     24        -        Power of Attorney (included in signature page)
     31.1      -        Certificate of the Company's CEO required by
                        Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2      -        Certificate of the Company's CFO required by
                        Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1      -        Certificate of the Company's CEO required by
                        Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2      -        Certificate of the Company's CFO required by
                        Section 906 of the Sarbanes-Oxley Act of 2002.