Form 10QSB
period 2005-07-31
MONARCH SERVICES INC
filed 2005-09-09
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


FOR QUARTER ENDED   July 31, 2005    COMMISSION FILE NO. 000-08512
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

As of July 31, 2005, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]


PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

         MONARCH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                July 31, 2005
                                              -----------------
                                               (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $  221
  Accounts receivable, net                              198
  Marketable securities available
      for sale                                           44
  Inventory                                              43
  Prepaid publishing expenses                           270
  Other prepaid expenses                                 49
                                                      -----
           TOTAL CURRENT ASSETS                         825
                                                      -----

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         796
   Leasehold improvements                               324
   Restaurant buildings and improvements              2,466
                                                      -----
                                                      3,586
   Less accumulated depreciation                       (844)
                                                      -----
                                                      2,742
   Land                                                 321
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET         3,063
                                                      -----
   Certificates of Deposit                              743
   Trademarks - net                                       6
   Liquor license                                       200
                                                      -----
             TOTAL ASSETS                            $4,837
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  507
   Accrued expenses                                      85
   Deferred subscription revenue (current)              663
   Catering advance payments                             11
   Deferred gift card revenue                            32
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,298

Deferred subscription revenue (non-current)             841
                                                     ------
           TOTAL LIABILITIES                          2,139


STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                 (1,087)
   Accumulated other comprehensive income                 2
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               2,698
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $4,837
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                       COMPREHENSIVE INCOME (UNAUDITED)
                                                  Three Months Ended
                                                       July 31,
                                                  ------------------

                                                   2005       2004
                                                   ----       ----

                                       (000's omitted, except per share data)

Net Sales - publishing                           $  590    $   722
Net Sales - restaurant                              381        460
                                                 -------------------
                                                    971      1,182
                                                 -------------------

Cost of goods sold - publishing                     657        678
Cost of goods sold - restaurant                     404        493
                                                 -------------------
                                                  1,061      1,171
                                                 -------------------
Gross (loss) profit from continuing
   operations                                       (90)        11

Selling, general and
   administrative expenses                          316        307
                                                 -------------------
Loss before other income
   and income taxes                                (406)      (296)

Other income:
   Investment and interest income                     9         18
   Other                                              2          0
                                                 -------------------
                                                     11         18
                                                 -------------------
Loss from continuing operations
   before income tax                               (395)      (278)





Income tax expense (benefit)                          0          0
                                                 -------------------
Net loss from
   continuing operations                           (395)      (278)
                                                 -------------------
Discontinued Operations:
   Operating loss from "Adam Leaf and
     Bean" (net of income tax benefit
     of $0 and $0) for the quarter
     ended July 31, 2004                              0        (99)

   Loss on disposal of assets
     from "Adam Leaf and Bean" (net
     of income tax expense $0) for
     the quarter ended July 31, 2004                  0        (59)

                                                --------------------
Loss from discontinued operations                     0       (158)
                                                --------------------
Net loss                                        $  (395)   $  (436)

Other comprehensive income
     net of tax

Net unrealized holding gains                          7          -
                                                --------------------
Comprehensive income                            $  (388)      (436)
                                                ====================
Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                                    $ (0.24)   $ (0.17)

Loss from discontinued operations                  0.00      (0.10)
                                                -------------------
Net loss per common share -
      basic and diluted                         $ (0.24)   $ (0.27)
                                                -------------------

Dividends per share                             $   .00    $   .00
                                                -------------------
Weighted average number of
  shares outstanding - basic and diluted        1,619,620 1,619,620
                                                -------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Three Months Ended
                                                          July 31,
                                                    -------------------
                                                     2005         2004
                                                     ----         ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (395)     $  (436)
  Adjustments to reconcile net loss                ------       ------
  to net cash used by operating
  activities:
     Depreciation and amortization                     38           33
     Increase/decrease in operating
       assets and liabilities:
          Accounts receivable,
          inventory, prepaid expenses,
          accounts payable, accrued
          expenses and deferred
          subscription revenue                        360          250
                                                   ------       ------
Total cash provided (used) by operating
  activities                                            3         (153)
                                                   ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements               (11)          (3)
  Maturity/redemption of certificates
     of deposit                                       117           82
                                                   ------       ------
    Total cash provided by
      investing activities                            106           79
                                                   ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  None                                                  0            0
                                                   ------       ------
NET INCREASE (DECREASE)IN CASH AND CASH
    EQUIVALENTS                                       109          (74)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                 112          155
                                                   ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $   221      $    81
                                                   ======       ======

<F1>
See Notes to Consolidated Financial Statements.

                MONARCH SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., ("Monarch") and its wholly-owned active subsidiaries, Girls' Life, Inc., Peerce's Plantation GL, LLC and the discontinued operations of Adam Leaf and Bean, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending July 31, 2005 and the three months ending July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2005.

Publishing Business

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents.
The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the Internet on the Girls' Life website www.girlslife.com. Newsstand copies are distributed nationally and internationally.

The subscription price of a one year Girls' Life subscription is between $14.95 and $19.85; however, the amount realized by the Company is a small portion of this amount if a subscription service is used. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50.

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

The average number of magazines sold for one issue during the first three months of fiscal 2006 is set forth in the following table.

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





The following table sets forth the average number of subscriptions sold in the domestic and international markets for the first three months of fiscal year 2006.

Geographic Distribution               Number of Subscriptions Sold
-----------------------               ----------------------------

         United States                          288,000

         International                            2,000


Our magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.

Retaurant Business

In June 2001, we purchased three adjoining parcels of real estate located in Baltimore County, Maryland for approximately $2 million in cash. The acquisition included "Peerce's Plantation", a 350 seat fine dining restaurant, catering facility and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. We continue to consider various uses for the property which includes formal dining and entertainment. Renovations of Peerce's Plantation began in the spring of 2002 and were completed in September 2003. The restaurant and bar opened for business on September 26, 2003. The catering business began scheduling weddings, business meetings and other catered parties early in September 2003. The restaurant and catering menus are based on traditional Maryland fare with a European flavor and prices for entrees and other items were set to be competitive in the upscale restaurant market place in central Maryland. As of July 31, 2005, we have capitalized approximately $1,015,000 in improvements and $360,000 in equipment for Peerce's Plantation in addition to our initial purchase.

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


NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at July 31, 2005
(in thousands).

Accounts receivable - publishing           $ 248
Less: Allowance for doubtful accounts        (50)
                                           ------
   Total accounts receivable               $ 198
                                           ------


NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first-out) or market. Inventory at July 31, 2005 is primarily related to Peerce's Plantation operations.


NOTE D - PREPAID PUBLISHING EXPENSES

Total prepaid expenses for Girls' Life, Inc. for the period ending July
31, 2005 was $270,000. The prepaid expenses consist of expenses paid in advance for our August/September 2005 issue of Girls' Life magazine.
$148,000 was prepaid for paper used for printing of Girls' Life magazines, $81,000 in prepaid postage, $35,000 for prepaid magazine expenses and $6,000 prepaid for printing expenses. Certain expenses are paid prior to the printing and shipping of each issue of the magazine. Revenues from the August/September 2005 issue of Girls' Life magazine will be recognized in our second quarter of fiscal year 2006.


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


NOTE G - DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF ADAM LEAF AND BEAN

Effective August 19, 2004, "Adam Leaf and Bean" tobacco shop was closed.
All sales and costs associated with Adam Leaf & Bean have been reclassified as Discontinued Operations for the three months ending July 31, 2004. There were no sales or costs associated with Adam Leaf & Bean for the three months ending July 31, 2005.

Net sales and losses from discontinued operations of "Adam Leaf & Bean" tobacco shop are as follows (in thousands):

                                        Three Months Ended July 31,

                                             2005         2004
                                       ------------------------------

Net sales                              $        0    $      92

Loss from discontinued operations               0          (99)

Loss on disposal of assets                      0          (59)



NOTE H - STOCK-BASED COMPENSATION ARRANGEMENTS

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS
No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended July 31, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123R (as amended) which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values starting with the next fiscal year that begins after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning May 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.

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


                                             Three months Ended July 31,

                                                       2005      2004
---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $   (395)  $   (436)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                      0)        (1)
                                                   --------------------
Pro forma net loss                                 $   (395)   $  (437)
                                                   ====================
Net loss per share:

  Basic - as reported                              $  (0.24)   $ (0.27)
  Basic - pro forma                                $  (0.24)   $ (0.27)
  Diluted - as reported                            $  (0.24)   $ (0.27)
  Diluted - pro forma                              $  (0.24)   $ (0.27)


NOTE I - SEGMENT INFORMATION

With the closing of "Adam Leaf and Bean" in August 2004, the Company currently operates in two industry segments. Our primary operations during the three months ending July 31, 2005 was the publication of "Girls' Life" magazine in the publishing segment and Peerce's Plantation restaurant, bar and catering facility in the restaurant segment.

Our primary operations during the three months ending July 31, 2004 was the publication of "Girls' Life" magazine in the publishing segment, Peerce's Plantation restaurant, bar and catering facility in the restaurant segment and the discontinued operations of "Adam Leaf and Bean" tobacco shop in the retail segment. All sales and costs for Adam Leaf and Bean have been classified as Discontinued Operations for the three months ending July
31, 2004.


               Segment Information for the Quarter Ending July 31, 2005
             ------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $    590   $ 381      $   -  $    971
Intersegment revenues                    -       -          -         -
Interest Income                          -       -          9         9
Depreciation and amortization            3      28          7        38
Segment profit (loss) before tax      (156)    (74)      (165)     (395)
Expenditures for segment assets          2       4          5        11



              Segment Information for the Quarter Ending July 31, 2004
            ------------------------------------------------------------
                                (in thousands)

                                  Publishing  Restaurant Other     Total

Revenues from external customers  $     722   $   460   $    -   $ 1,182
Intersegment revenues                     -         -        -         -
Interest Income                           -         -       18        18
Depreciation and amortization             3        27        3        33
Segment profit (loss) before tax        (37)      (81)    (160)     (278)
Expenditures for segment assets           -         3        -         3




ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN CAUTIONARY INFORMATION

This Report on Form 10-QSB contains forward-looking statements. Forward-looking statements include, among other things, statements concerning sales growth in the publishing and restaurant segments, expenditures related to increased or decreased costs of materials, and estimated expenditures for possible new product lines or business opportunities. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects'", "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors are discussed elsewhere herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2005 and in other reports filed by us from time to time with the SEC.


APPLICATION OF IMPORTANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report incorporated by reference in the Form 10-KSB for the year ended April 30, 2005.

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

Revenue Recognition

Newsstand revenues in our publishing segment are estimated based on information supplied to us by our newsstand distributor and from actual cash payments received during our fiscal year. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

Royalty revenues in our publishing segment are estimated based on information supplied to us by the distributor of the bath and beauty products using the Girls' Life name and from cash payments received during the fiscal year.
Since the licensing agreement was signed during our fiscal year ending April 30, 2005, we do not have a history of the amount of royalty income we can expect to received in future quarters or years. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.

There are no significant estimates or assumptions in our financial statements relating to Peerce's Plantation GL, LLC.

RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine, and Peerce's Plantation GL, LLC, operates a restaurant, catering facility and bar open to the general public.

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. Our typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There was one issue of Girls' Life magazine in the quarters ended July 31, 2005 and 2004, respectively. Newsstand revenue and Cost of Goods Sold for the one issue of Girls' Life magazine sold on the newsstand for the quarters ending July 31, 2005 and 2004, respectively, was estimated based on information furnished to us by our distribution agent which distributes Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues based on cash payments we actually receive, less fees and expenses deducted by our distribution agent. Final adjustments with respect to an issue of Girls'
Life are generally completed within six months of the appearance of such issue on newsstands.

The revenues of Peerce's Plantation restaurant, bar and catering facility are also seasonal in nature. The experience of our management team suggests that fine dining restaurants are particularly popular during the November/December holiday season and are less popular during the winter months of January through March. Also, our catering department, a substantial portion of whose business consists of weddings and holiday parties, is seasonal with above average business in the November/December holiday season and during the Spring and Summer wedding season and below average business in the Winter months of January through March. We can provide no assurance that the business is in fact, seasonal or that if it is seasonal, its seasonality will follow the trends described above.

Despite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. As a result, we closed Adam Leaf and Bean effective August 19, 2004. Sales of $92,000 and costs of $191,000 have been classified as a loss from discontinued operations in the financial statements for the quarter ending July 31, 2004. There were no sales or costs associated with Adam Leaf and Bean for the quarter ending July 31, 2005.

For the purpose of management's discussion of the results of operations of fiscal 2006 compared to fiscal 2005, references to fiscal 2006 are to the three months ending July 31, 2005, and references to fiscal 2005 are to the three months ending July 31, 2004.


RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 2006 AND 2005

Combined sales for the two operating subsidiaries decreased $211,000 or 18%, to $971,000 for first quarter of fiscal year 2006 from the first quarter of fiscal year 2005. The decrease in combined sales is a result of a decrease in sales from Girls' Life in the amount of $132,000 and a decrease in sales from Peerce's Plantation in the amount of $79,000.

Publishing sales of Girls' Life decreased $132,000, or 18%, to $590,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The net decrease in sales relates primarily to decreases in all sales categories which include subscription revenue, advertising revenue, newsstand revenue, revenues from third parties for editorial services and miscellaneous other revenue.

Subscription revenue decreased by $15,000, or 5%, to $294,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The net decrease in subscription revenue is attributable to fewer subscribers in the first three months fiscal year 2006 compared to the first three months of fiscal year 2005. The Company plans to increase the subscription base by increasing direct mail efforts during fiscal year 2006. Direct mail includes cards sent to potential new subscribers and renewal notices to current subscribers when they are approximately half-way into their current subscription period.

Newsstand revenue decreased by $3,000, or 3%, to $97,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. We believe that the decrease in newsstand revenue is attributed to a slight variance in estimates that we use for newsstand revenues based on information supplied to us by our newsstand distributor.

Advertising revenue decreased by $2,000, or 1%, to $160,000 in the first quarter of fiscal year 2006 from the prior comparable period. The decrease in advertising revenue is due to different mixes of advertisers and advertising rates in the the first quarter of fiscal year 2006 compared to the three months of fiscal year 2005. We also believe that advertising revenue will increase for future issues of the magazine during fiscal year 2006 due to an industry-wide increase in the demand for advertising because of the current recovering economy in the United States.

Revenue from editorial services to third parties decreased by $77,000, or 69%, to $35,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. Revenue from third parties typically fluctuates from quarter to quarter and year to year based on the editorial needs of the third parties.

Miscellaneous revenue had a net decrease of $36,000, or 92%, to $3,000 in the first quarter of fiscal year 2006 compared to $39,000 in the first quarter of fiscal year 2005. Miscellaneous revenue includes royalty income, list rental income and other miscellaneous revenue accounts. The decrease in miscellaneous revenue was primarily due to a decrease in list rental revenue which varies from quarter to quarter.

Sales for Peerce's Plantation restaurant, catering and bar, decreased $79,000, or 17% to $381,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. This decrease in sales was primarily due to fewer customers in the restaurant segment of the business. Catering sales was approximately the same in the current quarter but bar sales increased in the current quarter.

Restaurant sales decreased $85,000, or 28%, to $215,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. This decrease in sales was primarily due to fewer restaurant customers in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005.

Catering sales were $125,000 for the first quarter of fiscal year 2006 and for the first quarter of fiscal year 2005.

Bar sales increased $5,000, or 14%, to $41,000 in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. This increase in sales in the first quarter of fiscal year 2005 compared to the prior comparable period was primarily due to an increase in return customers.

Total cost of goods sold, as a percent of total sales was 109%, or $1,061,000, in the first quarter of fiscal year 2006 compared to 99%, or $1,171,000, in the first quarter of fiscal year 2005.

Cost of goods sold for publishing, as a percent of sales was 111%, or $657,000, in the first quarter of fiscal year 2006 compared to 94%, or $678,000, in the first quarter of fiscal year 2005. The percentage increase in the cost of goods sold for publishing was primarily attributable to less sales in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. Certain costs within the cost of goods sold category are fixed regardless of the sales amount. These costs include labor, employee benefits, utilities, taxes, insurance, rent and depreciation.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 106%, or $404,000, in the first quarter of fiscal year 2006 compared to 107%, or $493,000, in the first quarter of fiscal year 2005. The percentage decrease in cost of goods sold for the restaurant and catering business was attributed primarily to decreased individual costs within the cost of goods sold category in first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. Direct material costs decreased $25,000 due to less sales in the current quarter compared to the prior quarter. Labor costs decreased $39,000 and other cost of goods sold expenses decreased $26,000. Labor hours were reduced due to the lower sales and other costs were reduced which decreased the overall costs in the cost of goods sold category.

Total selling, general and administrative expenses as a percentage of sales were 33%, or $316,000, for the first quarter of fiscal year 2006 compared to 26%, or $307,000, in the prior comparable period. These expenses comprise selling, general and administrative expenses for Girls' Life, Peerce's Plantation and corporate overhead.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 15%, or $90,000, for the first quarter of fiscal year 2006 compared to 11%, or $82,000 for the first quarter of fiscal year 2005. Selling, general and administrative expenses increased by $8,000 in the current quarter compared to the prior year quarter. Due to additional promotional efforts, advertising and promotional costs increased $15,000 while other costs which include travel expenses, taxes and insurance and office expenses, decreased $7,000.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 13%, or $50,000, for the first quarter of fiscal year 2006 compared to 10%, or $48,000 for the first quarter of fiscal year 2005. This increase in selling, general and administrative expenses was primarily due to the lower sales in the current quarter compared to the prior year quarter. Advertising and promotional expenses increased approximately $3,000 in the current quarter compared to the prior quarter while other costs which include travel expenses, office expenses and other miscellaneous accounts increased approximately $1,000.

Selling, general and administrative expenses for corporate overhead decreased by approximately $2,000 for the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. Selling, general and administrative expenses for corporate overhead was $176,000 in the first quarter of fiscal year 2006 compared to $178,000 in the first quarter of fiscal year 2005. The decrease in selling, general and administrative expenses was partially due to additional overhead costs being allocated to both the publishing and restaurant business. Salary costs decreased $7,000, while other costs which includes outside services, utilities, taxes and insurance, rent and depreciation, and other miscellaneous expenses increased $5,000.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the quarter ending July 31, 2004. There were no sales or costs for the quarter ending July 31, 2005 due to the closing of Adam Leaf and Bean effective August 19, 2004.

Other income decreased $7,000 for the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005. The decrease was primarily due to a decrease in interest income due to a lower interest rate environment and decreased cash balances.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005, the Company has cash and cash equivalents of approximately $221,000, an increase of $109,000 from the amount at April 30, 2005. The increase resulted primarily from the redemption of certificates of deposit. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At July 31, 2005, the Company had $743,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At July 31, 2005, the Company has no debt with third party lenders.



ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures(as defined in Sections 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Form 10-QSB. The disclosure controls and procedures evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon these evaluations, our CEO and CFO concluded that, as of the end of the period covered by this Form 10-QSB, the disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to our Company that is required to be included in our periodic reports filed under the Exchange Act.


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


PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5
   NONE / NOT APPLICABLE


ITEM 6.  EXHIBITS

             Exhibits

             Number       Description
             ------       -----------

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

                                   MONARCH SERVICES, INC.


Date   September 9, 2005              By:  /s/  Jackson Y. Dott
       -----------------              -------------------------------
                                      Chief Executive Officer



Date   September 9, 2005              /s/    Marshall Chadwell
       -----------------              -------------------------------
                                      Marshall Chadwell, Controller
                                      Chief Financial Officer
                                     (Principal Accounting and
                                      Financial Officer)