Form 10QSB
period 2005-10-31
MONARCH SERVICES INC
filed 2005-12-14
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  October 31, 2005     COMMISSION FILE NO. 000-8512
                  ------------------                      ----------


                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Maryland                           52-1073628
---------------------------------  --------------------------------
 (State or other jurisdiction of  (IRS Employer Identification No.)
        incorporation)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code       410-254-9200
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

                              YES [ X ]      NO [   ]

As of October 31, 2005, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MONARCH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                October 31, 2005
                                               ------------------
                                                 (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $   22
  Accounts receivable, net                              417
  Marketable securities available
      for sale                                           38
  Inventory                                              40
  Prepaid publishing expenses                           262
  Other prepaid expenses                                 66
                                                      -----
           TOTAL CURRENT ASSETS                         845
                                                      -----
PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         798
   Leasehold improvements                               324
   Restaurant buildings and improvements              2,476
                                                      -----
                                                      3,598
   Less accumulated depreciation                       (881)
                                                      -----
                                                      2,717
   Land                                                 321
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET         3,038
                                                      -----
   Certificates of Deposit                              324
   Trademarks - net                                       5
   Liquor license                                       200
                                                      -----
             TOTAL ASSETS                            $4,412
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  262
   Accrued expenses                                     125
   Deferred subscription revenue (current)              705
   Catering advance payments                             11
   Deferred gift card revenue                            28
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,131

Deferred subscription revenue (non-current)             787
                                                     ------
           TOTAL LIABILITIES                          1,918

STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained earnings                                 (1,285)
   Accumulated other comprehensive loss                  (4)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               2,494
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $4,412
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         Three Months Ended  Six Months Ended
                                             October 31,       October 31,
                                         ------------------  ----------------

                                             2005     2004     2005     2004
                                             ----     ----     ----     ----

                                         (000's omitted, except per share data)

Net sales - publishing                     $ 1,302  $ 1,408  $ 1,892  $ 2,130
Net sales - restaurant                         296      361      677      821
                                            ----------------------------------
                                             1,598    1,769    2,569    2,951

Cost of goods sold - publishing                991      949    1,648    1,627
Cost of goods sold - restaurant                382      421      786      914
                                           -----------------------------------
                                             1,373    1,370    2,434    2,541
                                           -----------------------------------
Gross profit from continuing
   operations                                  225      399      135      410
                                           -----------------------------------
Selling, general and administrative
   expenses                                    429      456      745      763
                                           -----------------------------------
Loss before other income
      and income taxes                        (204)     (57)    (610)    (353)

Other income:
    Investment and interest income               6       14       17       32
                                           -----------------------------------
Loss from continuing operations
   before income tax benefit                  (198)     (43)    (593)    (321)

Income tax (benefit) expense                     0        0        0        0
                                           -----------------------------------
Loss from continuing operations               (198)     (43)    (593)    (321)
                                           -----------------------------------
Discontinued Operations:
   Operating loss from "Adam Leaf and
      Bean" (net of income tax of $0
      and $0) for the three months and
      six months October 31, 2004,
      respectively                               0       (4)       0     (103)

   Gain(loss)on disposal of assets from
      "Adam Leaf and Bean" (net of
      income tax benefit of $0 and
      $0) for the three months and
      six months ended October 31,
      2004, respectively                         0        4        0      (56)
                                            ----------------------------------
Loss from discontinued operations                0        0        0     (159)
                                           -----------------------------------
Net loss                                   $  (198)   $ (43)  $ (593)   $(480)

Other comprehensive income
   net of tax                                    0        0        0        0
                                           -----------------------------------
Comprehensive loss                         $  (198)   $ (43)  $ (593)   $(480)
                                           ===================================
Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                               $ (0.12)   (0.03)    (0.37)  (0.20)

Loss from discontinued operations                0        0         0   (0.10)
                                           -----------------------------------
Net loss per common share -
   basic and diluted                       $ (0.12)   (0.03)    (0.37)  (0.30)
                                           -----------------------------------

Dividends per share                        $   .00      .00       .00     .00
                                           -----------------------------------

Weighted average number of shares
   outstanding - basic and diluted      1,619,620 1,619,620 1,619,620 1,619,620
                                        ---------------------------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               2005         2004
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                     $ (593)    $ (480)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
        Depreciation and amortization             75         70
        Increase/decrease in operating
          assets and liabilities:
          Accounts receivable,
          inventory, prepaid expenses,
          accounts payable, accrued
          expenses and deferred
          subscription revenue                   (77)       176
                                               ------     ------
Total cash used by operating
   activities                                   (595)      (234)
                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements          (22)       (10)
  Maturity/redemption of certificates
     of deposit                                  527        485
                                               ------     ------
    Total cash provided by
     investing activities                        505        475
                                               ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    None                                           0          0
                                               ------     ------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                  (90)       241

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                            112        155
                                               ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $    22    $   396
                                              =======    =======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., ("Monarch") and its wholly-owned active subsidiaries, Girls' Life, Inc., Peerce's Plantation GL, LLC and the discontinued operations of Adam Leaf and Bean, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending October 31, 2005 and the six months ending October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2005.

Publishing Business

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the Internet on the Girls' Life website (www.girlslife.com). Newsstand copies are distributed nationally and internationally.

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

The average number of magazines sold for three issues during the first six months of fiscal 2006 is set forth in the following table.

Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

         Newsstand Sales                         60,000

         Subscription Sales                     265,000
                                               ---------
            Total Paid Circulation              325,000


         Complimentary Copies                     1,000


The following table sets forth the average number of subscriptions sold in the domestic and international markets for the first six months of fiscal year 2006.

Geographic Distribution               Number of Subscriptions Sold
-----------------------               ----------------------------

         United States                          263,000

         International                            2,000


Our magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.

Restaurant Business



In June 2001, we purchased three adjoining parcels of real estate located in Baltimore County, Maryland for approximately $2 million in cash. The acquisition included "Peerce's Plantation", a 350 seat fine dining restaurant, catering facility and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. We continue to consider various uses for the property which includes formal dining and entertainment. Renovations of Peerce's Plantation began in the spring of 2002 and were completed in September 2003. The restaurant and bar opened for business on September 26, 2003. The catering business began scheduling weddings, business meetings and other catered parties early in September 2003. The restaurant and catering menus are based on traditional Maryland fare with a European flavor and prices for entrees and other items were set to be competitive in the upscale restaurant market place in central Maryland. As of October 31, 2005, we have capitalized approximately $1,015,000 in improvements and $360,000 in equipment for Peerce's Plantation in addition to our initial purchase.


Discontinued Retail Business

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


NOTE B - ACCOUNTS RECEIVABLE


Accounts receivable consist of the following at October 31, 2005
(in thousands).

Accounts receivable - publishing               $ 467
Less: Allowance for doubtful accounts            (50)
                                              ------
                                               $ 417
                                              ------
NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first-out) or market. Inventory at October 31, 2005 is primarily related to Peerce's Plantation operations.


NOTE D - PREPAID PUBLISHING EXPENSES

Total prepaid expenses for Girls' Life, Inc. for the period ending October
31, 2005 was $262,000. The prepaid expenses consist of expenses paid in advance for our December 2005/January 2006 issue of Girls' Life magazine. Prepaid publishing expenses included $129,000 for paper used for printing of Girls' Life magazines, $124,000 in prepaid postage and $9,000 for prepaid magazine expenses. Certain expenses are paid prior to the printing and shipping of each issue of the magazine. Revenues from the December 2005/January 2006 issue of Girls' Life magazine will be recognized in our third quarter of fiscal year 2006.


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


NOTE G - DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF ADAM LEAF AND BEAN

Effective August 19, 2004, "Adam Leaf and Bean" tobacco shop was closed. All sales and costs associated with Adam Leaf & Bean have been reclassified as Discontinued Operations for the three months and six months ending October 31, 2004. There were no sales or costs associated with Adam Leaf & Bean for the three months and six months ending October 31, 2005.

Net sales and losses from discontinued operations of "Adam Leaf & Bean" tobacco shop are as follows (in thousands):


                                        Three Months Ended October 31,

                                             2005         2004
                                       --------------------------------

Net sales                              $        0    $      15

Loss from discontinued operations               0           (4)

Gain on disposal of assets                      0            4




                                        Six Months Ended October 31,

                                             2005         2004
                                       -----------------------------

Net sales                              $        0    $     107

Loss from discontinued operations               0         (103)

Loss on disposal of assets                      0          (56)



NOTE H - STOCK-BASED COMPENSATION ARRANGEMENTS

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months and six months ended October 31, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123R (as amended) which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values starting with the next fiscal year that begins after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning May 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods includeprospective and retroactive adoption options.

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


                                             Three months Ended October 31,

                                                       2005      2004
---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $   (198)  $    (43)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)        (1)
                                                   --------------------
Pro forma net loss                                 $   (197)   $   (44)
                                                   ====================


Net loss per share:


  Basic - as reported                              $  (0.12)   $ (0.03)
  Basic - pro forma                                $  (0.12)   $ (0.03)
  Diluted - as reported                            $  (0.12)   $ (0.03)
  Diluted - pro forma                              $  (0.12)   $ (0.03)


                                              Six months Ended October 31,

                                                       2005      2004
---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $   (593)  $   (480)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (3)        (2)
                                                   --------------------
Pro forma net loss                                 $   (590)   $  (482)
                                                   ====================
Net loss per share:


  Basic - as reported                              $  (0.37)   $ (0.30)
  Basic - pro forma                                $  (0.37)   $ (0.30)
  Diluted - as reported                            $  (0.37)   $ (0.30)
  Diluted - pro forma                              $  (0.37)   $ (0.30)


NOTE I - SEGMENT INFORMATION

With the closing of "Adam Leaf and Bean" in August 2004, the Company currently operates in two industry segments. Our primary operations during the three months and six months ending October 31, 2005 were the publication of "Girls' Life" magazine in the publishing segment and Peerce's Plantation restaurant, bar and catering facility in the restaurant segment.

Our primary operations during the three months and six months ending October 31, 2004 were the publication of "Girls' Life" magazine in the publishing segment, Peerce's Plantation restaurant, bar and catering facility in the restaurant segment and the discontinued operations of "Adam Leaf and Bean" tobacco shop in the retail segment. All sales and costs for Adam Leaf and Bean have been classified as Discontinued Operations for the three months and six months ending October 31, 2004. There were no sales for Adam Leaf and Bean for the three months and six months ending October 31, 2005.



             Segment Information for the Quarter Ending October 31, 2005
            -------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $  1,302   $ 296      $   -  $  1,598
Intersegment revenues                    -       -          -         -
Interest Income                          -       -          6         6
Depreciation and amortization            3      28          6        37
Segment profit (loss) before tax        77    (133)      (142)     (198)
Expenditures for segment assets          2       -          9        11


            Segment Information for the Quarter Ending October 31, 2004
           -------------------------------------------------------------
                                (in thousands)

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


           Segment Information for the Six Months Ending October 31, 2005
          ----------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $  1,892   $ 677      $   -  $  2,569
Intersegment revenues                    -       -          -         -
Interest Income                          -       -         17        17
Depreciation and amortization            5      56         14        75
Segment profit (loss) before tax       (79)   (207)      (307)     (593)
Expenditures for segment assets          4       4         14        22


           Segment Information for the Six Months Ending October 31, 2004
          ----------------------------------------------------------------
                                 (in thousands)

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





ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN CAUTIONARY INFORMATION

This Report on Form 10-QSB contains forward-looking statements. Forward-looking statements include, among other things, statements concerning sales growth in the publishing and restaurant segments, expenditures related to increased or decreased costs of materials, and estimated expenditures for possible new product lines or business opportunities. In some cases, forward-looking statements can be identified by terminology such as "may", "will", "could", "should", "expects", "plans", "anticipates", "believes", "estimates", "projects", "predicts", "potential", or "continue", or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors are discussed elsewhere herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2005 and in other reports filed by us from time to time with the SEC.


APPLICATION OF IMPORTANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended October 31, 2005, respectively, are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report incorporated by reference in the Form 10-KSB for the year ended April 30, 2005.

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and as such, have a greater possibility of producing results that could be materially different than originally reported.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of income from newsstand sales and royalty income from a licensing agreement with a marketer and distributor of a line of beauty and bath products using the Girls' Life name. On an on-going basis we evaluate our estimates for each quarter of our fiscal year and for our fiscal year end. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. We believe that our most important accounting policies relate to revenue associated with the Girls' Life segment of our business. Actual results may differ from these estimates, assumptions and judgments.


Revenue Recognition


Newsstand revenues in our publishing segment are estimated based on information supplied to us by our newsstand distributor and from actual cash payments received during our fiscal year. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.

Royalty revenues in our publishing segment are estimated based on information supplied to us by the distributor of the bath and beauty products using the Girls' Life name and from cash payments received during the fiscal year. Since the licensing agreement was signed during our fiscal year ending April 30, 2005, we do not have a history of the amount of royalty income we can expect to received in future quarters or years. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.



There are no significant estimates or assumptions in our financial statements relating to Peerce's Plantation GL, LLC.


RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine, and Peerce's Plantation GL, LLC, operates a restaurant, bar and catering facility open to the general public.

The revenues of Girls' Life, Inc. are seasonal in nature.  Girls' Life magazine is published six times per year.  Our typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There were two issues in each of the three months ending October 31, 2005 and 2004, respectively, and in each of the three issues in the six months ending October 31, 2005 and 2004, respectively. Newsstand revenue for the three months and six months ending October 31, 2005 and 2004 was estimated based on information furnished to us by our distribution agent which distributes Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues based on cash payments we actually receive, less fees and expenses deducted by our distribution agent. Final adjustments with respect to an issue of Girls' Life are generally completed within six months of the appearance of such issue on newsstands.


The revenues of Peerce's Plantation restaurant, bar and catering facility are also seasonal in nature. The experience of our management team suggests that fine dining restaurants are particularly popular during the November/December holiday season and are less popular during the winter months of January through March. Also, our catering department, a substantial portion of whose business consists of weddings and holiday parties, is seasonal with above average business in the November/December holiday season and during the Spring and Summer wedding season and below average business in the Winter months of January through March. We can provide no assurance that the business is, in fact, seasonal or that if it is seasonal, its seasonality will follow the trends described above.

Despite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. As a result, we closed Adam Leaf and Bean effective August 19, 2004. Sales of $15,000 and costs of $19,000 have been classified as a loss from discontinued operations in the financial statements for the quarter ending October 31, 2004. Sales of $107,000 and costs of $210,000 have been classified as a loss from discontinued operations in the financial statements for the six months ending October 31, 2004. There were no sales or costs associated with Adam Leaf and Bean for the three moneht or six months ending October 31, 2005.


For the purpose of management's discussion of the results of operations of fiscal 2006 compared to fiscal 2005, references to fiscal 2006 are to the three months and six months ending October 31, 2005, and references to fiscal 2005 are to the three months and six months ending October 31, 2004.


RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 2006 AND 2005

Total combined sales for the two operating subsidiaries decreased $171,000 or 10% to $1,598,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in combined sales is a result of a decrease in sales from Girls' Life in the amount of $106,000 and a decrease in sales from Peerce's Plantation in the amount of $65,000.

Publishing sales of Girls' Life decreased $106,000, or 7.5%, to $1,302,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The net decrease in sales relates primarily to decreases in subscription revenue and newsstand revenue and a decrease in revenue from third parties. The decreases in revenue were partially offset by an increase in advertising revenue.

Subscription revenue decreased by $41,000, or 7%, to $575,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The net decrease in subscription revenue is attributable to fewer subscribers in the second quarter fiscal year 2006 compared to the second quarter of fiscal year 2005. The Company increased direct mail promotional expenditures during the second quarter to maintain and attempt to increase our customer subscription base. Direct mail includes cards sent to potential new subscribers and renewal notices to current subscribers when they are approximately half-way into their current subscription period.

Newsstand revenue decreased by $64,000, or 32%, to $137,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in newsstand revenue is primarily due to fluctuations in our estimates of newsstand revenue each quarter. Newsstand revenues fluctuate due to variances in our estimates that we use for newsstand revenues which are based on information supplied to us by our newsstand distributor and our actual newsstand revenue received. Also, the number of magazines purchased from newsstand vendors fluctuate from issue to issue of the magazine.

Advertising revenue increased by $141,000, or 37%, to $524,000 in the second quarter of fiscal year 2006 from the prior comparable period. The increase in advertising revenue is due to different mixes of advertisers and advertising rates in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. We also believe that advertising revenue has increased due to an industry-wide increase in the demand for advertising in the United States during the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005 due to a recovering economy.

Revenue from editorial services to third parties decreased by $129,000, or 71%, to $52,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. Revenue from third parties typically fluctuates from quarter to quarter throughout the year based on the editorial needs of the third parties.

Miscellaneous revenue had a net decrease of $13,000, or 48%, to $14,000 in the second quarter of fiscal year 2006 compared to $27,000 in the second quarter of fiscal year 2005. Miscellaneous revenue includes royalty income, list rental income and other miscellaneous revenue accounts that fluctuate from quarter to quarter. The decrease in miscellaneous revenue was primarily due to a decrease in list rental revenue which varies from quarter to quarter throughout the year.

Sales for Peerce's Plantation restaurant, catering and bar, decreased $65,000, or 18% to $296,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. This decrease in sales was primarily due to fewer sales in the restaurant and catering segments of the business. The revenue decreases were partially offset by an increase in sales for the bar segment of the business.

Restaurant sales decreased $55,000, or 26%, to $157,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. This decrease in sales was primarily due to fewer restaurant customers in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005.

Catering sales decreased $18,000, or 15% to $99,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005.
The decrease in catering sales was primarily due to fewer catered affairs in the second quarter of fiscal year 2006 from the prior comparable period.

Bar sales increased $8,000, or 25%, to $40,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. This increase in sales in the second quarter of fiscal year 2006 compared to the prior comparable period was primarily due to an increase in return customers.

Total combined cost of goods sold for the two operating subsidiaries, as a percent of total sales was 86%, or $1,373,000, in the second quarter of fiscal year 2006 compared to 77%, or $1,370,000, in the second quarter of fiscal year 2005.

Cost of goods sold for publishing, as a percent of sales was 76%, or $991,000, in the second quarter of fiscal year 2006 compared to 67%, or $949,000, in the second quarter of fiscal year 2005. The percentage increase in the cost of goods sold for publishing was primarily attributable to the net effect of decreased sales of $105,000 and a net increase of $42,000 in the various direct and indirect costs in the cost of goods sold category.

Publishing direct costs increased $32,000, due primarily to a increase in various newsstand fees in the amount of $26,000 and increased magazine expenses in the amount of $6,000. The increase in newsstand fees included $14,000 for promotion of Girls' Life magazine on the newsstands. Magazine expenses fluctuate from issue to issue of the magazine. Girls' Life labor costs were the same for the two issues of the magazine in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005.

Publishing indirect costs increased $10,000, which included an increase in shipping and handling of $7,000 due to an increase in our direct mail promotions. Other costs in the indirect cost category had a net increase of $3,000. Certain costs within the cost of goods sold category are fixed regardless of the sales amount. These costs include labor, employee benefits, utilities, taxes, insurance, rent and depreciation.

Cost of goods sold for Peerce's Plantation, as a percent of sales, was 129%, or $382,000, in the second quarter of fiscal year 2006 compared to 117%, or $421,000, in the second quarter of fiscal year 2005. Although the cost of goods sold as a percentage of sales increased, the actual direct and indirect costs decreased $39,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2006. Because sales decreased by a greater amount than direct and indirect costs decreased, cost of goods sold as a percentage of sales increased.

Peerce's Plantation direct costs decreased $36,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in direct costs was primarily caused by a decrease in inventory costs of $9,000 due to lower sales in the quarter and a decrease in labor costs of $27,000 which is due to fewer labor hours worked attributable to the lower sales in the quarter.

Peerce's Plantation indirect costs decreased $4,000 in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease in indirect costs was primarily due to decreased use of supplies related to the reduced sales in the quarter.

Total combined selling, general and administrative expenses for the two operating subsidiaries and Monarch Services, Inc., as a percentage of sales, were 27%, or $429,000, for the second quarter of fiscal year 2006 compared to 26%, or $456,000, in the prior comparable period. These expenses comprise selling, general and administrative expenses for Girls' Life, Peerce's Plantation and Monarch Services, Inc. corporate overhead.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 18%, or $234,000, for the second quarter of fiscal year 2006 compared to 18%, or $254,000 for the second quarter of fiscal year 2005.
The decrease in selling, general and administrative expenses of $20,000 was primarily due to decreases in advertising and promotional expenses and wages in this quarter compared to the prior year comparable period.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 16%, or $48,000, for the second quarter of fiscal year 2006 compared to 14%, or $50,000 for the second quarter of fiscal year 2005. This increased percentage in selling, general and administrative expenses was primarily due to the lower sales in the current quarter compared to the prior year's quarter. Advertising and promotional expenses decreased $3,000 and insurance expense decreased approximately $1,000. The decreased expenses were partially offset by an increase of approximately $2,000 in other miscellaneous expenses in the current quarter compared to the prior comparable quarter.

Selling, general and administrative expenses for corporate overhead decreased by approximately $5,000 for the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. Selling, general and administrative expenses for corporate overhead was $148,000 in the second quarter of fiscal year 2006 compared to $153,000 in the second quarter of fiscal year 2005. The decrease in selling, general and administrative expenses was partially due to additional overhead costs being allocated to both the publishing and restaurant segments of the business in this quarter compared to the prior comparable quarter. Salary costs and outside service costs increased $1,000 and $13,000, respectively. The increased costs were partially offset by a decrease of $18,000 in rent and depreciation expense and a decrease of $1,000 in other selling, general and administrative expense accounts.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the three months ending October 31, 2004. There were no sales or costs for the quarter ending October 31, 2005 due to the closing of Adam Leaf and Bean effective August 19, 2004.

Other income decreased $8,000 for the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The decrease was primarily due to a decrease in interest income due to decreased cash balances.


RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 2006 AND 2005

Total combined sales for the two operating subsidiaries decreased $382,000 or 13%, to $2,569,000 for first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in combined sales is a result of a decrease in sales from Girls' Life in the amount of $238,000 and a decrease in sales from Peerce's Plantation in the amount of $144,000.

Publishing sales of Girls' Life decreased $238,000, or 11%, to $1,892,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The net decrease in sales relates primarily to decreases in subscription revenue, newsstand revenue, revenues from third parties for editorial services and miscellaneous other revenue. These decreases in sales were partially offset by an increase in advertising revenue.

Subscription revenue decreased by $56,000, or 6%, to $869,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The net decrease in subscription revenue is attributable to fewer subscribers in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The Company had increased direct mail efforts during the current six months to maintain and increase our magazine subscriber base. Direct mail includes cards sent to potential new subscribers and renewal notices to current subscribers when they are approximately half-way into their current subscription period.

Newsstand revenue decreased by $68,000, or 22%, to $234,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in newsstand revenue is attributed to variances in our estimates of newsstand revenue and fewer purchases of the magazine from the newsstand vendors. We use information supplied to us by our newsstand distributor to estimate newsstand revenues for quarterly and year-to-date newsstand sales. These estimates are adjusted quarterly based on the amounts of actual newsstand revenue we receive compared to our estimates. Also, purchases of the magazines from the newsstand fluctuate from issue to issue of the magazine.

Advertising revenue increased by $139,000, or 25%, to $683,000 in the first six months of fiscal year 2006 from the prior comparable period. The increase in advertising revenue is due to different mixes of advertisers and advertising rates in the first six months of fiscal year 2006 compared to the six months of fiscal year 2005. We also believe that advertising revenue increased this period and will increase for future issues of the magazine during fiscal year 2006 due to an industry-wide increase in the demand for advertising because of the current recovering economy in the United States compared to the previous year.

Revenue from editorial services to third parties decreased by $205,000, or 70%, to $87,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. Revenue from third parties typically fluctuates from quarter to quarter and year to year based on the editorial needs of the third parties.

Miscellaneous revenue had a net decrease of $48,000, or 74%, to $17,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. Miscellaneous revenue includes royalty income, list rental income and other miscellaneous revenue accounts. The decrease in miscellaneous revenue was primarily due to a decrease in list rental revenue which varies from quarter to quarter.

Sales for Peerce's Plantation restaurant, catering and bar, decreased $144,000, or 18% to $677,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. Sales revenue in the restaurant and catering segment of the business decreased but was partially offset by an increase in the bar sales segment.

Restaurant sales decreased $139,000, or 27%, to $372,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. This decrease in sales was primarily due to fewer restaurant customers in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005.

Catering sales decreased $18,000, or 8%, to $224,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease in catering sales was primarily due to fewer catered affairs in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005.

Bar sales increased $13,000, or 20%, to $82,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. This increase in sales was primarily due to an increase in return customers.

Total combined cost of goods sold for the two operating subsidiaries, as a percent of total sales, was 95%, or $2,434,000 in the first six months of fiscal year 2006 compared to 86%, or $2,541,000, in the first six months of fiscal year 2005.

Cost of goods sold for publishing, as a percent of sales, was 87%, or $1,648,000, in the first six months of fiscal year 2006 compared to 76%, or $1,627,000, in the first six months of fiscal year 2005. The percentage increase in the cost of goods sold for publishing was primarily attributable to the net effect of decreased sales of $238,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005 and a net increase of $21,000 in the various direct and indirect costs within the cost of goods sold category. Certain costs within the cost of goods sold category are fixed regardless of the sales amount. These costs include labor, employee benefits, utilities, taxes, insurance, rent and depreciation.

Publishing direct costs increased $42,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. Newsstand fees and magazine expenses increased $60,000 but were partially offset by a decrease of $18,000 in direct labor expenses. The newsstand fees included $14,000 for promotion of Girls' Life magazine on the newsstands. Magazine expenses fluctuate from issue to issue of the magazine.

Publishing indirect costs decreased $21,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005 which was due primarily to lower shipping and postage expenses in the amount of $16,000. This decrease in shipping and postage expenses was primarily due to an decrease in our direct mail efforts during the second quarter of the first six months of fiscal year 2006. Utilities and insurance expenses decreased $5,000 during the current six months compared to the previous comparable six months. We expect shipping and postage costs to increase approximately 5% to 6% during the third quarter of fiscal year 2006.

Cost of goods sold for Peerce's Plantation, as a percent of sales, was 116%, or $786,000, in the first six months of fiscal year 2006 compared to 111%, or $915,000, in the first six months of fiscal year 2005. The percentage increase in cost of goods sold for the restaurant, catering and bar business is attributable primarily to the $144,000 decrease in sales in the current six month period of fiscal year 2006 compared to the prior comparable six month period of fiscal year 2005. Actual direct and indirect costs decreased $128,000 during the same periods but certain costs within the cost of goods sold category remain fixed regardless of the sales amount.

Peerce's Plantation direct costs decreased $100,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. Direct material costs decreased $34,000 and direct labor costs decreased $66,000 due to the $144,000 decrease in sales. Direct material costs normally increase or decrease as sales increase or decrease. Labor costs are partially fixed but certain labor costs also increase or decrease as sales increase or decrease.

Peerce's Plantation indirect costs decreased $29,000 in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005.
The decrease in indirect costs was primarily due to decreased fringe benefits in the amount of $4,000, decreased maintenance, utilities and insurance in the amount of $11,000, decreased supplies in the amount of $12,000 and a decrease in miscellaneous expenses of $2,000. Certain costs, such as depreciation, remain fixed within the indirect cost category, but certain other costs fluctuate up or down relative to sales volume.

Total combined selling, general and administrative expenses for the two operating subsidiaries and Monarch Services, Inc., as a percentage of sales, were 29%, or $745,000, for the first six months of fiscal year 2006 compared to 26%, or $763,000, in the prior comparable period. These expenses comprise selling, general and administrative expenses for Girls' Life, Peerce's Plantation and Monarch Services, Inc. corporate overhead.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 17%, or $323,000, for the first six months of fiscal year 2006 compared to 16%, or $336,000, for the first six months of fiscal year 2005. Selling, general and administrative expenses decreased by $13,000 in the current six months of fiscal year 2006 compared to the first six months of fiscal year 2005. Salaries & commissions decreased $9,000 and travel and entertainment expenses decreased $3,000. Other expenses in selling, general and administrative expenses had a net decrease of $1,000.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 15%, or $98,000, for the first six months of fiscal year 2006 compared to 12%, or $98,000, for the first six months of fiscal year 2005. Although the costs were approximately the same for both the current year and prior year six month periods, the percentages of sales differed due to the decrease in Peerce's Plantation sales in the current period compared to the prior period.

Selling, general and administrative expenses for Monarch Services, Inc. corporate overhead was $324,000, for the first six months of fiscal year 2006 compared to $330,000 for the first six months of fiscal year 2005.
The decrease in selling, general and administrative expenses for corporate overhead was partially due to additional overhead costs being allocated to both the publishing and restaurant segments of the business. Salaries, utilities & insurance and maintenance & rent decreased $27,000, but outside services and other expenses increased $21,000 during the current six month period compared to the prior year six month period.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the six months ending October 31, 2004. There were no sales or costs for the six months ending October 31, 2005 due to the closing of Adam Leaf and Bean effective August 19, 2004.

Other income decreased $15,000 for the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005. The decrease was primarily due to a decrease in interest income due to a lower interest rate environment and decreased cash balances.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2005, the Company has cash and cash equivalents of approximately $22,000, a decrease of $90,000 from the amount at April 30, 2005. The decrease resulted primarily from the purchase of equipment and cash used by operating activities offset by the reduction of certificates of deposit. The Company's cash and cash equivalents are subject to variation based upon the timing of receipts and the payment of payables.

At October 31, 2005, the Company had $324,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At October 31, 2005, the Company has no debt with third party lenders.


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



PART II. OTHER INFORMATION

Item 1 through 3
   NONE/NOT APPLICABLE

Item 4.   Submission of Matters to a Vote of Security Holders.

The 2005 Annual Meeting of Stockholders was held at 10:00 a.m. on October 26, 2005, at Peerce's Plantation, 12460 Dulaney Valley Road, Phoenix, Maryland 21131.

Results of the proposal for the election of Jackson Y. Dott as a Class II Director of the Company to serve until the 2008 annual meeting of stockholders and until his successor is duly elected and qualified.



        Jackson Y. Dott       Votes In Favor         Votes Withheld

                                 1,389,008                64,243


Directors continuing in office after meeting:


Trent J. Walklett is serving as a Class III Director of the Company until the 2006 annual meeting of stockholders and until his successor is duly elected and qualified.

A. Eric Dott is serving as a Class III Director of the Company until the 2006 annual meeting of stockholders and until his successor is duly elected and qualified.

David F. Gonano is serving as a Class I Director of the Company until the 2007 annual meeting of stockholders and until his successor is duly elected and qualified.


Results of the proposal to ratify Stegman & Company as independent auditors of the Company for the fiscal year ending April 30, 2006.


           Votes For        Votes Against        Votes Abstaining

           1,441,241           11,010                 1,000


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

                                   MONARCH SERVICES, INC.


Date   December 14, 2005              By:  /s/  Jackson Y. Dott
       -----------------              -------------------------------
                                      Chief Executive Officer



Date   December 14, 2005              /s/    Marshall Chadwell
       -----------------              -------------------------------
                                      Marshall Chadwell, Controller
                                      Chief Financial Officer
                                     (Principal Accounting and
                                      Financial Officer)