Form 10QSB
period 2006-01-31
MONARCH SERVICES INC
filed 2006-03-17
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  January 31, 2006     COMMISSION FILE NO. 000-8512
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

                              YES [ X ]      NO [   ]

As of January 31, 2006, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MONARCH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                January 31, 2006
                                               ------------------
                                                 (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $  302
  Accounts receivable, net                              250
  Marketable securities available
      for sale                                           42
  Inventory                                              36
  Prepaid publishing expenses                           418
  Other prepaid expenses                                 50
                                                      -----
           TOTAL CURRENT ASSETS                       1,098
                                                      -----
PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         798
   Leasehold improvements                               324
   Restaurant buildings and improvements              2,479
                                                      -----
                                                      3,601
   Less accumulated depreciation                       (917)
                                                      -----
                                                      2,684
   Land                                                 321
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET         3,005
                                                      -----
   Certificates of Deposit                              328
   Trademarks - net                                       5
   Liquor license                                       200
                                                      -----
             TOTAL ASSETS                            $4,636
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  587
   Loan payable                                         100
   Accrued expenses                                      66
   Deferred subscription revenue (current)              891
   Catering advance payments                              4
   Deferred gift card revenue                            39
   Deferred employee gratuities                           7
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,694



Deferred subscription revenue (non-current)             780
                                                     ------
           TOTAL LIABILITIES                          2,474

STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Accumulated deficit                               (1,622)
   Accumulated other comprehensive income                 1
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               2,162
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $4,636
                                                      -----

<F1>
See Notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         Three Months Ended  Nine Months Ended
                                             January 31,       January 31,
                                         ------------------  ----------------

                                             2006     2005     2006     2005
                                             ----     ----     ----     ----
                                         (000's omitted) except per share data

Net sales - publishing                     $   744  $   849  $ 2,636  $ 2,979
Net sales - restaurant                         337      360    1,014    1,181
                                            ----------------------------------
                                             1,081    1,209    3,650    4,160

Cost of goods sold - publishing                696      678    2,344    2,305
Cost of goods sold - restaurant                398      429    1,184    1,343
                                           -----------------------------------
                                             1,094    1,107    3,528    3,648
                                           -----------------------------------
Gross (loss) profit from continuing
   operations                                  (13)     102      122      512
                                           -----------------------------------
Selling, general and administrative
   expenses                                    313      335    1,058    1,098
                                           -----------------------------------
Loss before other income
      and income taxes                        (326)    (233)    (936)    (586)



Other income:
    Investment and interest income               4       14       21       46
                                           -----------------------------------
Loss from continuing operations
   before income tax benefit                  (322)    (219)    (915)    (540)

Income tax expense                              15        0       15        0
                                           -----------------------------------
Loss from continuing operations               (337)    (219)    (930)    (540)
                                           -----------------------------------
Discontinued Operations:
   Operating loss from "Adam Leaf and
      Bean" (net of income tax of $0)
      for the nine months ended January
      31, 2005                                   0        0        0     (103)

   Loss on disposal of assets from
      "Adam Leaf and Bean" (net of
      income tax benefit of $0) for
      the nine months ended January
      31, 2005                                   0        0        0      (56)

                                            ----------------------------------
Loss from discontinued operations                0        0        0     (159)
                                           -----------------------------------
Net loss                                   $  (337)  $ (219)  $ (930)   $(699)

Other comprehensive income
   net of tax                                    5        0        6        0
                                           -----------------------------------
Comprehensive loss                         $  (332)  $ (219)  $ (925)   $(699)
                                           ===================================
Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                               $ (0.21)   (0.14)    (0.57)  (0.33)

Loss from discontinued operations                0        0         0   (0.10)
                                           -----------------------------------
Net loss per common share -
   basic and diluted                       $ (0.21)   (0.14)    (0.57)  (0.43)
                                           -----------------------------------

Dividends per share                        $   .00      .00       .00     .00
                                           -----------------------------------

Weighted average number of shares
   outstanding - basic and diluted      1,619,620 1,619,620 1,619,620 1,619,620
                                        ---------------------------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               Nine Months Ended
                                                  January 31,
                                              -------------------
                                               2006         2005
                                              -----         ----
                                                (000's Omitted)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                     $ (930)    $ (699)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
        Depreciation and amortization            112        108
        Increase/decrease in operating
          assets and liabilities:
          Accounts receivable,
          inventory, prepaid expenses,
          accounts payable, accrued
          expenses and deferred
          subscription revenue                   410        154
                                               ------     ------
Total cash used by operating
  activities                                    (408)      (437)
                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements          (25)        (2)
  Maturity/redemption of certificates
     of deposit                                  523        485
                                               ------     ------
    Total cash provided by
     investing activities                        498        483
                                               ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan payable                                 100          0
                                               ------     ------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                  190         46

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                            112        155
                                               ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $   302    $   201
                                              =======    =======

<F1>
See Notes to Consolidated Financial Statements.



                 MONARCH SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., ("Monarch") and its wholly-owned active subsidiaries, Girls' Life, Inc., Peerce's Plantation GL, LLC and the discontinued operations of Adam Leaf and Bean, Inc. (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending January 31, 2006 and the nine months ending January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2006. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2005.

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

The average number of magazines sold for four issues during the first nine months of fiscal year 2006 is set forth in the following table.


Distribution Channel           Number of Magazines Distributed
--------------------           -------------------------------

         Newsstand Sales                         68,000

         Subscription Sales                     295,000
                                               ---------
            Total Paid Circulation              363,000


         Complimentary Copies                     1,000


The following table sets forth the average number of subscriptions sold in the domestic and international markets for the first nine months of fiscal year 2006.

Geographic Distribution               Number of Subscriptions Sold
-----------------------               ----------------------------

         United States                          293,000

         International                            2,000


Our magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.

Restaurant Business



In June 2001, we purchased three adjoining parcels of real estate located in Baltimore County, Maryland for approximately $2 million in cash. The acquisition included "Peerce's Plantation", a 350 seat fine dining restaurant, catering facility and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. We continue to consider various uses for the property which includes formal dining and entertainment. Renovations of Peerce's Plantation began in the spring of 2002 and were completed in September 2003. The restaurant and bar opened for business on September 26, 2003. The catering business began scheduling weddings, business meetings and other catered parties early in September 2003. The restaurant and catering menus are based on traditional Maryland fare with a European flavor and prices for entrees and other items were set to be competitive in the upscale restaurant marketplace in central Maryland. As of January 31, 2006, we have capitalized approximately $1,015,000 in improvements and $360,000 in equipment for Peerce's Plantation in addition to our initial purchase.


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


NOTE B - ACCOUNTS RECEIVABLE


Accounts receivable consist of the following at January 31, 2006
(in thousands).

Accounts receivable - publishing               $ 300
Less: Allowance for doubtful accounts            (50)
                                              ------
                                               $ 250
                                              ------
NOTE C - INVENTORIES

The Company values inventories at the lower of average cost (first-in, first-out) or market. Inventory at January 31, 2006 is primarily related to Peerce's Plantation operations.


NOTE D - PREPAID PUBLISHING EXPENSES

Total prepaid expenses for Girls' Life, Inc. for the period ending January 31, 2006 was $418,000. The prepaid expenses consist of expenses paid in advance for our February/March 2006 issue of Girls' Life magazine. $249,000 was prepaid for paper used for printing of Girls' Life magazines, $82,000 in prepaid postage and $87,000 for prepaid magazine expenses. Certain expenses are paid prior to the printing and shipping of each issue of the magazine. Revenues from the February/March 2006 issue of Girls' Life magazine will be recognized in our fourth quarter of fiscal year 2006.


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

Income tax expense in the amount of $14,770, was the result of an underaccrual for the fiscal year ending April 30, 2005. This tax was paid to the state of Maryland in the fiscal quarter ending January 31, 2006.


NOTE G - DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF ADAM LEAF AND BEAN

Effective August 19, 2004, "Adam Leaf and Bean" tobacco shop was closed. All sales and costs associated with Adam Leaf and Bean have been reclassified as Discontinued Operations for the nine months ending January 31, 2005. There were no sales or costs associated with Adam Leaf and Bean for the three months ending January 31, 2005. There were no sales or costs associated with Adam Leaf and Bean for the three months and nine months ending January 31, 2006.

Net sales and losses from discontinued operations of "Adam Leaf and Bean" tobacco shop are as follows (in thousands):


                                        Nine Months Ended January 31,

                                             2006         2005
                                       -------------------------------

Net sales                              $        0    $     107

Loss from discontinued operations               0         (103)

Loss on disposal of assets                      0          (56)



NOTE H - STOCK-BASED COMPENSATION ARRANGEMENTS

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months and nine months ended January 31, 2006 and 2005.

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

                                             Three months Ended January 31,

                                                       2006      2005
---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $   (337)  $   (219)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)        (1)
                                                   --------------------
Pro forma net loss                                 $   (338)   $  (220)
                                                   ====================
Net loss per share:


  Basic - as reported                              $  (0.21)   $ (0.14)
  Basic - pro forma                                $  (0.21)   $ (0.14)
  Diluted - as reported                            $  (0.21)   $ (0.14)
  Diluted - pro forma                              $  (0.21)   $ (0.14)



                                              Nine months Ended January 31,

                                                       2006      2005
---------------------------------------------------------------------------
(In thousands, except per share data)

Net loss, as reported                              $   (930)  $   (699)
Less pro forma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (4)        (4)
                                                   --------------------
Pro forma net loss                                 $   (934)   $  (703)
                                                   ====================
Net loss per share:


  Basic - as reported                              $  (0.58)   $ (0.43)
  Basic - pro forma                                $  (0.58)   $ (0.43)
  Diluted - as reported                            $  (0.58)   $ (0.43)
  Diluted - pro forma                              $  (0.58)   $ (0.43)



NOTE I - SEGMENT INFORMATION

With the closing of "Adam Leaf and Bean" in August 2004, the Company currently operates in two industry segments. Our primary operations during the three months and nine months ending January 31, 2006 were the publication of "Girls' Life" magazine in the publishing segment and Peerce's Plantation restaurant, bar and catering facility in the restaurant segment.

Our primary operations during the nine months ending January 31, 2005 were the publication of "Girls' Life" magazine in the publishing segment, Peerce's Plantation restaurant, bar and catering facility in the restaurant segment and the discontinued operations of "Adam Leaf and Bean" tobacco shop in the retail segment. All sales and costs for Adam Leaf and Bean have been classified as Discontinued Operations for the nine months ending January 31, 2005. There were no sales for Adam Leaf and Bean for the three months and nine months ending January 31, 2006.


             Segment Information for the Quarter Ending January 31, 2006
            -------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $    744   $ 337      $   -  $  1,081
Intersegment revenues                    -       -          -         -
Interest Income                          -       -          4         4
Depreciation and amortization            3      28          6        37
Segment loss before tax                (69)   (107)      (146)     (322)
Expenditures for segment assets          -       -          3         3



            Segment Information for the Quarter Ending January 31, 2005
           -------------------------------------------------------------
                                (in thousands)

                                  Publishing  Restaurant Other     Total

Revenues from external customers  $     849   $   360   $    -   $ 1,209
Intersegment revenues                     -         -        -         -
Interest Income                           -         -       14        14
Depreciation and amortization             3        27        7        37
Segment profit (loss) before tax         43      (113)    (149)     (219)
Expenditures for segment assets           1         -        1         2




           Segment Information for the Nine Months Ending January 31, 2006
          -----------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $  2,636   $ 1,014    $   -   $ 3,650
Intersegment revenues                    -         -        -         -
Interest Income                          -         -       21        21
Depreciation and amortization            8        83       21       112
Segment loss before tax               (147)     (314)    (454)     (915)
Expenditures for segment assets          6         4       15        25



           Segment Information for the Nine Months Ending January 31, 2005
          -----------------------------------------------------------------
                                 (in thousands)

                                 Publishing  Restaurant  Other    Total

Revenues from external customers  $   2,979   $ 1,181     $  -   $ 4,160
Intersegment revenues                     -         -        -         -
Interest Income                           -         -       46        46
Depreciation and amortization             9        82       17       108
Segment profit (loss) before tax        211      (304)    (447)     (540)
Expenditures for segment assets           1         -        1         2



NOTE J - LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant losses from continuing operations in each of the last five years and for the nine months ended January 31, 2006. Total losses since 2001 have aggregated $4,841,000, including, losses of $915,000 in the first nine months of fiscal year 2006. These losses have resulted in negative cashflow since 2001. Management has explored a variety of strategies to make its restaurant business and Girls' Life business profitable and to reduce the corporate overhead expense of Monarch Services, Inc. and management intends to continue to do so. However, there can be no assurance that such strategies will be successful. If the Company continues to experience losses at the current rate, the Company's current balance of current assets of $1,098,000 could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt.

At January 31, 2006, the Company has cash and cash equivalents of approximately $302,000, a increase of $190,000 from the amount at April 30, 2005. The increase resulted primarily from a loan and the reduction of certificates of deposit offset by the purchase of equipment.

At January 31, 2006, the Company had $328,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At January 31, 2006, the Company had a loan payable in the amount of $100,000. The loan was made to the Company by Ester Dott, wife of A. Eric Dott, the Chairman of Monarch Services, Inc. The loan has no interest and no maturity date.



ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN CAUTIONARY INFORMATION

This Report on Form 10-QSB contains forward-looking statements. Forward-looking statements include, among other things, statements concerning sales growth in the publishing and restaurant segments, expenditures related to increased or decreased costs of materials, and estimated expenditures for possible new product lines or business opportunities. In some cases, forward-looking statements can be identified by terminology such as "may", "will", "could", "should", "expects", "plans", "anticipates", "believes", "estimates", "projects", "predicts", "potential" or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors are discussed elsewhere herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2005 and in other reports filed by us from time to time with the SEC.


APPLICATION OF IMPORTANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-QSB and Item 310(b) of Regulation S-B.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal and recurring adjustments and accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 31, 2006, respect-ively, are not necessarily indicative of the results that may be expected for the year ending April 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report incorporated by reference in the Form 10-KSB for the year ended April 30, 2005.

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

Royalty revenues in our publishing segment are estimated based on information supplied to us by the distributor of the bath and beauty products using the Girls' Life name and from cash payments received during the fiscal year.
Since the licensing agreement was signed during our fiscal year ending April 30, 2005, we did not have a history of the amount of royalty income we could expect to received in future quarters. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.



There are no significant estimates or assumptions in our financial statements relating to Peerce's Plantation GL, LLC.


RESULTS OF OPERATIONS

We have two operating subsidiaries. Girls' Life, Inc., publishes a magazine, and Peerce's Plantation GL, LLC, operates a restaurant, bar and catering facility open to the general public.

The revenues of Girls' Life, Inc. are seasonal in nature.  Girls' Life magazine is published six times per year.  Our typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There was one issue in each of the three months ending January 31, 2006 and 2005, respectively, and four issues in each of the nine months ending January 31, 2006 and 2005, respectively. Newsstand revenue for the three months and nine months ending January 31, 2006 and 2005 was estimated based on information furnished to us by our distribution agent which distributes Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues based on cash payments we actually receive, less fees and expenses deducted by our distribution agent. Final adjustments with respect to an issue of Girls' Life are generally completed within six months of the appearance of such issue on newsstands.


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

Despite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. As a result, we closed Adam Leaf and Bean effective August 19, 2004. Sales of $107,000 and costs of $210,000 have been classified as a loss from discontinued operations in the financial statements for the nine months ending January 31, 2005. There were no sales or costs associated with Adam Leaf and Bean for the quarter ending January 31, 2005. There were no sales or costs associated with Adam Leaf and Bean for the quarter or nine months ending January 31, 2006.


For the purpose of management's discussion of the results of operations of fiscal 2006 compared to fiscal 2005, references to fiscal 2006 are to the three months and nine months ending January 31, 2006, and references to fiscal 2005 are to the three months and nine months ending January 31, 2005.


RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 2006 AND 2005

Total combined sales for the two operating subsidiaries decreased $128,000 or 11% to $1,081,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease in combined sales is a result of a decrease in sales from Girls' Life in the amount of $105,000 and a decrease in sales from Peerce's Plantation in the amount of $23,000.

Publishing sales of Girls' Life decreased $105,000, or 12%, to $744,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The net decrease in sales relates primarily to decreases in newsstand revenue, royalty income and a decrease in revenue from third parties. The decreases in revenue were partially offset by an increase in advertising revenue.

Subscription revenue in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 was the same. Subscription revenues in both quarters was $290,000. The Company increased direct mail promotional expenditures during the second quarter of fiscal year 2006 to maintain and attempt to increase our customer subscription base. Direct mail includes cards sent to potential new subscribers and renewal notices to current subscribers when they are approximately half-way into their current subscription period.

Newsstand revenue decreased by $18,000, or 18%, to $80,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease in newsstand revenue is primarily due to fewer newsstand copies sold and fluctuations in our estimates of newsstand revenue each quarter. Newsstand revenues fluctuate due to variances in our estimates that we use for newsstand revenues which are based on information supplied to us by our newsstand distributor and our actual newsstand revenue received. Also, the number of magazines purchased from newsstand vendors fluctuate from issue to issue of the magazine.

Advertising revenue increased by $75,000, or 37%, to $276,000 in the third quarter of fiscal year 2006 from the prior comparable period. The increase in advertising revenue is due to increased demands for advertising in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. We believe that advertising revenue has increased due to an industry-wide increase in the demand for advertising in the United States during the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 due to an expanding economy.

Revenue from editorial services to third parties decreased by $141,000, or 62%, to $87,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. Revenue from third parties typically fluctuates from quarter to quarter throughout the year based on the editorial needs of the third parties.

Miscellaneous revenue had a net decrease of $21,000, or 66%, to $11,000 in the third quarter of fiscal year 2006 compared to $32,000 in the third quarter of fiscal year 2005. Miscellaneous revenue includes royalty income, list rental income and other miscellaneous revenue accounts that fluctuate from quarter to quarter. The decrease in miscellaneous revenue was primarily due to a decrease in royalty income from the sale of bath and beauty products which were being sold through a licensing agreement.

Sales for Peerce's Plantation restaurant, catering and bar, decreased $23,000, or 6% to $337,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. This decrease in sales was primarily due to decreased sales in the restaurant segment of the business. The restaurant revenue decrease was partially offset by an increase in revenues in the catering and bar segments of the business.

Restaurant sales decreased $51,000, or 24%, to $163,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. This decrease in sales was primarily due to fewer restaurant customers in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005.

Catering sales increased $18,000, or 16% to $133,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The increase in catering sales was primarily due to a increase in demand for catered affairs in the third quarter of fiscal year 2006 from the prior comparable period.

Bar sales increased $10,000, or 31%, to $42,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. This increase in sales in the third quarter of fiscal year 2006 compared to the prior comparable period was primarily due to an increase in return customers.

Total combined cost of goods sold for the two operating subsidiaries, as a percent of total sales were 101%, or $1,094,000, in the third quarter of fiscal year 2006 compared to 92%, or $1,107,000, in the third quarter of fiscal year 2005.

Cost of goods sold for publishing, as a percent of sales, was 94%, or $696,000, in the third quarter of fiscal year 2006 compared to 80%, or $678,000, in the third quarter of fiscal year 2005. The percentage increase in the cost of goods sold for publishing was primarily attributable to the net effect of decreased sales of $105,000 and a net increase of $18,000 in the various direct and indirect costs in the cost of goods sold category.

Publishing direct costs increased $22,000, or 5%, to $503,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year year 2005. The increase was due primarily to an increase in direct labor costs in the amount of $6,000 and increased subcontract magazine expenses in the amount of $16,000. Magazine expenses fluctuate from issue to issue of the magazine.

Publishing indirect costs decreased $4,000, or 2%, to $193,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year
2005. The decrease was primarily due to a decrease in shipping and handling in the amount of $7,000 due to lower mailing costs. Other costs in the indirect cost category had a net increase of $3,000. Certain costs within the cost of goods sold category are fixed regardless of the sales amount. Other indirect costs include utilities, insurance, maintenance, rent, depreciation and other miscellaneous costs.

Cost of goods sold for Peerce's Plantation, as a percent of sales, was 118%, or $398,000, in the third quarter of fiscal year 2006 compared to 119%, or $429,000, in the third quarter of fiscal year 2005. The percentage decrease was primarily attributable to lower inventory cost due to decreased sales in the this quarter compared to the previous year quarter and lower direct labor costs due to fewer employees also because of the decrease in sales in this quarter compared to the previous years quarter.

Peerce's Plantation direct costs decreased $32,000, or 10%, to $292,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease in direct costs was primarily caused by a decrease in the inventory and direct labor costs due to the lower sales in this quarter compared to the previous year quarter. Due to the decrease in sales, less inventory was used and fewer labor hours were needed.

Peerce's Plantation indirect costs increased $1,000, or 1%, to $105,000 in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The increase in indirect costs was primarily due to an increase in utility costs in the amount of $4,000 partially offset by a decrease in maintenance costs in the amount of $3,000. Utility costs, which include gas and electric, have been increasing due to the higher cost of units used to prepare the food and heat the facilities.

Total combined selling, general and administrative expenses for the two operating subsidiaries and Monarch Services, Inc., as a percentage of sales, were 29%, or $313,000, for the third quarter of fiscal year 2006 compared to 28%, or $335,000, in the prior comparable period. These expenses comprise selling, general and administrative expenses for Girls' Life, Peerce's Plantation and Monarch Services, Inc. corporate overhead.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 16%, or $116,000, for the third quarter of fiscal year 2006 compared to 15%, or $127,000 for the third quarter of fiscal year 2005. Selling, general and administrative expenses decreased by $11,000 in the current quarter compared to the prior year quarter. The decrease in selling, general and administrative expense was primarily due to a decrease in advertising and promotional expenses in the amount of $11,000 and a decrease in insurance costs in the amount of $4,000. The decreases were partially offset by a increase in outside services expense in the amount of $4,000.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 14%, or $47,000, for the third quarter of fiscal year 2006 compared to 13%, or $45,000 for the third quarter of fiscal year 2005. The increase in selling, general and administrative expenses was primarily due to a decrease in advertising and promotional expenses in the amount of $3,000 which was offset by an increase in insurance costs in the amount of $5,000.

Selling, general and administrative expenses for corporate overhead decreased by approximately $12,000 for the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. Selling, general and administrative expenses for corporate overhead was $151,000 in the third quarter of fiscal year 2006 compared to $163,000 in the third quarter of fiscal year 2005. The decrease in selling, general and administrative expenses was partially due to additional overhead costs being allocated to both the publishing and restaurant segments of the business in this quarter compared to the prior compatible quarter. Also, salary costs and maintenance costs increased $11,000 and $7,000, respectively. The increased costs were partially offset by a decrease of $30,000 in outside services costs.

There were no sales or costs associated with Adam Leaf and Bean for the quarters ending January 31, 2005 and 2006. Adam Leaf and Bean was closed effective August 19, 2004 due to lack of sales.

Other income decreased $10,000 for the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005. The decrease was primarily due to a decrease in interest income due to decreased cash balances.


RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2006 AND 2005

Total combined sales for the two operating subsidiaries decreased $510,000 or 12%, to $3,650,000 for first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The decrease in combined sales is a result of a decrease in sales for Girls' Life in the amount of $343,000 and a decrease in sales from Peerce's Plantation in the amount of $167,000.

Publishing sales of Girls' Life decreased $343,000, or 12%, to $2,636,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The net decrease in sales relates primarily to decreases in subscription revenue, newsstand revenue, revenues from third parties for editorial services and miscellaneous other revenue. These decreases in sales were partially offset by an increase in advertising revenue.

Subscription revenue decreased by $57,000, or 5%, to $1,159,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The net decrease in subscription revenue is attributable to fewer subscribers in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The Company had increased direct mail efforts during the current nine months to maintain and increase our magazine subscriber base. Direct mail includes cards sent to potential new subscribers and renewal notices to current subscribers when they are approximately half-way into their current subscription period. Direct mail efforts generally benefit future sales quarters.

Newsstand revenue decreased by $85,000, or 21%, to $315,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The decrease in newsstand revenue is attributed to variances in our estimates of newsstand revenue and fewer purchases of the magazine from the newsstand vendors. We use information supplied to us by our newsstand distributor to estimate newsstand revenues for quarterly and year-to-date newsstand sales. These estimates are adjusted quarterly based on the amounts of actual newsstand revenue we receive compared to our estimates. Also, purchases of the magazines from the newsstand fluctuate from issue to issue.

Advertising revenue increased by $211,000, or 29%, to $959,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The increase in advertising revenue is due to increased demand for advertising in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. We also believe that advertising revenue increased this period and will increase for future issues of the magazine during fiscal year 2006 due to an industry-wide increase in the demand for advertising because of the current expanding economy in the United States.

Revenue from editorial services to third parties decreased by $346,000, or 66%, to $175,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The decrease was primarily due to the reduced needs of a major third party customer. Revenue from third parties typically fluctuates from quarter to quarter and year to year based on the editorial needs of the third parties.

Miscellaneous revenue had a net decrease of $66,000, or 68%, to $31,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. Miscellaneous revenue includes royalty income, list rental income and other miscellaneous revenue accounts. The decrease in miscellaneous revenue was primarily due to a decrease in list rental revenue which varies from quarter to quarter and a decrease in royalty income. A portion of royalty income is from a licensing agreement to sell bath and beauty products under the Girls' Life name.

Sales for Peerce's Plantation restaurant, catering and bar, decreased $167,000, or 14% to $1,014,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. Sales in the restaurant and catering segment of the business decreased but were partially offset by an increase in the bar sales segment.

Restaurant sales decreased $190,000, or 26%, to $534,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. This decrease in sales was primarily due to fewer restaurant customers in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005.

Catering sales in the amount of $356,000 were approximately the same for the first nine months of fiscal year 2006 and the first nine months of fiscal year 2005.

Bar sales increased $23,000, or 23%, to $123,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. This increase in sales in the first nine months of fiscal year 2005 compared to the prior comparable period was primarily due to an increase in return customers.

Total combined cost of goods sold for the two operating subsidiaries, as a percent of total sales, was 97%, or $3,528,000 in the first nine months of fiscal year 2006 compared to 88, or $3,648,000, in the first nine months of fiscal year 2005.

Cost of goods sold for publishing, as a percent of sales, was 89%, or $2,344,000, in the first nine months of fiscal year 2006 compared to 77%, or $2,305,000, in the first nine months of fiscal year 2005. The percentage increase in the cost of goods sold for publishing was primarily attributable to the net effect of decreased sales of $343,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005 and a net increase of $39,000 in the various direct and indirect costs within the cost of goods sold category. Certain costs within the cost of goods sold category are fixed regardless of the sales amount. These costs include most labor costs, most employee benefit costs, utilities, taxes, insurance, rent and depreciation.

Publishing direct costs increased $64,000, or 4%, to $1,636,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. Newsstand fees and magazine expenses increased $76,000 but were partially offset by a decrease of $12,000 in direct labor expenses. The newsstand fees included $21,000 for promotion of Girls' Life magazine on the newsstands. Magazine expenses fluctuate from issue to issue of the magazine.

Publishing indirect costs decreased $25,000, or 3%, to $708,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005 which was due to lower shipping and postage expenses in the amount of $23,000, lower utilities and insurance costs of $5,000 and a decrease of $2,000 in miscellaneous expenses. This decrease was offset by an increase in maintenance and other miscellaneous expenses in the amount of $5,000 during the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. We expect shipping and postage costs to increase approximately 5% to 6% during the fourth quarter of fiscal year 2006 due to a postage increase effective effective January 8, 2006.

Cost of goods sold for Peerce's Plantation, as a percent of sales, was 117%, or $1,184,000, in the first nine months of fiscal year 2006 compared to 114%, or 1,343,000, in the first nine months of fiscal year 2005. The percentage increase in cost of goods sold for the restaurant, catering and bar business was attributed primarily to the $167,000 decrease in sales in the current nine month period of fiscal year 2006 compared to the first nine months of fiscal year 2005. Actual direct and indirect costs decreased $159,000 during the same periods, however, certain costs within the cost of goods sold category remain fixed regardless of the sales amount.

Peerce's Plantation direct costs decreased $131,000, or 13% to $897,00 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. Direct material costs decreased $41,000 and direct labor costs decreased $91,000 due to the $167,000 decrease in sales and due to fewer employees. Direct material and inventory costs normally increase or decrease with sales volume. Labor costs are partially fixed but certain labor costs are dependent on sales volume.

Peerce's Plantation indirect costs decreased $28,000, or 9%, to $286,000 in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The decrease in indirect costs was primarily due to decreases in all categories of costs within the indirect cost category. The largest decreases were in the maintenance expenses and supply items used in the restaurant. Maintenance expense decrease by $12,000 and the supplies expense decreased by $11,000. Other miscellaneous expenses decreased by $5,000. Certain costs, such as insurance and depreciation, remain fixed within the indirect cost category, however, certain other costs fluctuate with sales volume.

Total combined selling, general and administrative expenses for the two operating subsidiaries and Monarch Services, Inc., as a percentage of sales were 29%, or $1,058,000, for the first nine months of fiscal year 2006 compared to 26%, or $1,098,000, in the first nine months of fiscal year 2005.

Selling, general and administrative expenses as a percentage of sales, for Girls' Life were 17%, or $439,000, for the first nine months of fiscal year 2006 compared to 16%, or $463,000, for the first nine months of fiscal year 2005. Selling, general and administrative expenses decreased by $24,000, or 5% in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. Advertising and promotional expenses decreased $10,000, salaries & commissions decreased $9,000, travel and entertainment expenses decreased $3,000, insurance decreased $4,000, office expenses decreased $3,000 and other expenses decreased $2,000. The decreases were offset by an increase in outside services in the amount of $7,000.

Selling, general and administrative expenses as a percentage of sales, for Peerce's Plantation were 14%, or $145,000, for the first nine months of fiscal year 2006 compared to 12%, or $143,000 for the first nine months of fiscal year 2005. Although the net increase in selling, general and administrative costs was only $2,000 between the periods, sales for the current period decreased $167,000 which had an effect on the current period percentage compared to the prior period percentage.

Selling, general and administrative expenses for Monarch Services, Inc.'s corporate overhead was $475,000, for the first nine months of fiscal year 2006 compared to $494,000 for the first nine months of fiscal year 2005. The decrease in selling, general and administrative expenses for corporate overhead was partially due to additional overhead costs being allocated to both the publishing and restaurant segments of the business in the current nine month period compared to the previous nine month period. Outside services, utilities & insurance and maintenance & rent decreased $42,000 but salaries & commissions, auto expenses and other expenses increased $23,000 during the current nine month period compared to the prior year nine month period.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for the nine months ending January 31, 2005. There were no sales or costs for the nine months ending January 31, 2006 due to the closing of Adam Leaf and Bean effective August 19, 2004.

Other income decreased $25,000 for the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005. The decrease was primarily due to a decrease in interest income due to decreased cash balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant losses from continuing operations in each of the last five years and for the nine months ended January 31, 2006. Total losses since 2001 have aggregated $4,841,000, including, losses of $915,000 in the first nine months of fiscal year 2006. These losses have resulted in negative cashflow since 2001. Management has explored a variety of strategies to make its restaurant business and Girls' Life business profitable and to reduce the corporate overhead expense of Monarch Services, Inc. and management intends to continue to do so. However, there can be no assurance that such strategies will be successful. If the Company continues to experience losses at the current rate, the Company's current balance of current assets of $1,098,000 could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt.

At January 31, 2006, the Company has cash and cash equivalents of approximately $302,000, a increase of $190,000 from the amount at April 30, 2005. The increase resulted primarily from a loan and the reduction of certificates of deposit offset by the purchase of equipment.

At January 31, 2006, the Company had $328,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At January 31, 2006, the Company had a loan payable in the amount of $100,000. The loan was made to the Company by Ester Dott, wife of A. Eric Dott, the Chairman of Monarch Services, Inc. The loan has no interest and no maturity date.


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



PART II. OTHER INFORMATION


Item 1 through 4
   NONE/NOT APPLICABLE


Item 5.  OTHER INFORMATION

    On November 4, 2005, Ester Dott, wife of A. Eric Dott, the Chairman of Monarch Services, Inc. made a loan of $100,000 to Monarch Services, Inc. The loan was made to the Company with no written agreement, no interest and no maturity date for repayment.



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


Date   March 17, 2006                 By:  /s/  Jackson Y. Dott
       --------------                 -------------------------------
                                      Chief Executive Officer



Date   March 17, 2006                 /s/    Marshall Chadwell
       --------------                 -------------------------------
                                      Marshall Chadwell, Controller
                                      Chief Financial Officer
                                     (Principal Accounting and
                                      Financial Officer)