Form 10KSB
period 2006-04-30
MONARCH SERVICES INC
filed 2006-07-28
CIK 202685

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                         ----------------------
                            FORM 10-KSB
             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended    April 30, 2006   Commission File No. 000-08512
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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. _____

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ X ]   No [  ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [ X ]

      Indicate by check mark whether the issuer is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

      The issuer's revenues for the fiscal year ended April 30, 2006 were $5,010,000.

      As of July 14, 2006, the aggregate market value of the Issuer's voting and non-voting common equity held by non-affiliates was $629,000.

      As of July 14, 2006, the number of outstanding shares of the Issuer's common stock was 1,619,620.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement to be filed under Regulation 14A for the 2006 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

Our primary operations during fiscal year 2006 were the publication of "Girls' Life" magazine and the operation of "Peerce's Plantation" restaurant, catering facility and bar.

Our Primary operations during fiscal year 2005 were the publication of "Girls' Life" magazine, the operation of "Peerce's Plantation" restaurant, catering facility and bar and the discontinued retail tobacco store "Adam Leaf and Bean".


Publishing Business

Our wholly-owned subsidiary Girls' Life, Inc., publishes a bi-monthly magazine for young girls ages ten to fifteen.

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

Girls' Life magazine subscriptions are sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents. The magazine is also sold on newsstands and subscriptions can be obtained or renewed through the internet on the Girls' Life website located at (www.girlslife.com). Newsstand copies are distributed nationally and internationally.

The subscription price of a one-year Girls' Life subscription is between $14.95 and $19.95; however, the amount realized by the Company is a small portion of this amount if a subscription service is used. The suggested newsstand price of a single issue of Girls' Life in the United States is $3.50. Girls' Life also derives revenue from external and advertising services.

Magazines mailed to the individual subscriber or to our newsstand distributor are not returned to us. If a subscriber cancels a subscription, the subscriber is reimbursed for the balance of unshipped magazines for the subscription period on a pro-rated basis. Magazines shipped to the newsstand distributor which are not sold on the newsstand are destroyed by the newsstand distributor.

The average number of magazines sold for six issues during the twelve months of fiscal year 2006 and fiscal year 2005 are set forth in the following table.

    Distribution Channel            Number of Magazines Distributed
    --------------------            -------------------------------

                                         2006            2005
                                         ----            ----

      Newsstand Sales                    54,000          67,000

      Subscription Sales                323,000         277,000
                                       ---------       ---------
          Total Paid Circulation        377,000         344,000


      Complementary Copies                1,000           1,000


The following table sets forth the average number of magazines sold in the domestic and international markets for six issues during the twelve months of fiscal year 2006 and fiscal year 2005.

    Geographic Distribution         Number of Subscription Magazines Sold
    -----------------------         -------------------------------------

                                           2006             2005
                                           ----             ----

       United States                      321,000          275,000

       International                        2,000            2,000



Our magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.


Restaurant Business

In June 2001, we purchased three adjoining parcels of real estate located in Baltimore County, Maryland for approximately $2 million in cash and we hold these parcels and their related assets through a subsidiary, Peerce's Plantation GL, LLC. The acquisition included "Peerce's Plantation", a 350 seat fine dining restaurant, catering facility and bar with liquor license, off premise sales, an adjoining 6,000 square-foot house and 14.74 acres with a horse stable zoned for residential development. Renovations of Peerce's Plantation began in the spring of 2002 and were completed in September 2003. Structural damage in certain parts of the restaurant building were more extensive than we originally believed and delayed our opening. The restaurant and bar opened for business on September 26, 2003. The catering business began scheduling weddings, business meetings and other catered parties early in September 2003. The restaurant and catering menus were based on traditional Maryland fare with a European flavor and prices for entrees and other items were set to be competitive in the upscale restaurant market place in central Maryland. As of April 30, 2006, we have capitalized approximately $1,015,000 in improvements and $360,000 in equipment for Peerce's Plantation in addition to our initial purchase.

Peerce's Plantation has incurred losses in each quarter since its opening and has never been profitable. As a result of those losses and management's beliefs as to its future prospects, we closed Peerce's Plantation permanently on June 27, 2006. See Note M - Subsequent Events. We continue to consider various uses for the property which includes formal dining and entertainment.


Discontinued Retail Business In Fiscal Year 2005

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

Competition in the upscale restaurant industry was intense with numerous other restaurants located in the Baltimore, Maryland metropolitan area competing for customers including individual and chain restaurants with broader and better recognized names, greater experience, depth of management and financial resources than we had. These competing restaurants also have established reputations, rankings by restaurant guides and other media and supported by advertising campaigns. If we were to re-establish a restaurant and/or catering business using the property on which Peerce's Plantation is located and its related facilities, we would likely compete with these organizations primarily through the quality, variety and value perception of our menu items. The location of restaurants, quality and efficiency of service, attractiveness of facilities and effectiveness of advertising and marketing programs would also be important factors. Given these factors, there can be no assurance that we would be able to compete successfully in the restaurant industry and the failure to do so could have a material adverse effect on any future results of operations.

EMPLOYEES

At April 30, 2006, we employed 59 executive, administrative, clerical, maintenance, culinary and service personnel. Approximately 20 of our employees work part-time. None of our employees are represented by a union. We believe our relations with our employees are good.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains forward-looking statements. Forward-looking statements include, among other things, statements concerning sales growth in the publishing and restaurant segments, expenditures related to increased or decreased costs of materials, and estimated expenditures for possible new product lines or business opportunities. In some cases, forward-looking statements can be identified by terminology such as "may", "will", "could", "should", "expects", "plans", "anticipates", "believes", "estimates", "projects", "predicts", "potential", or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors are discussed elsewhere herein and in other reports filed by us from time to time with the Securities and Exchange Commission.

RISK FACTORS

The discussion set forth below highlights some of the risks that we have identified but should not be assumed to be the only factors that could affect future performance. We expressly disclaim any obligation to update any forward-looking statements.



We have a history of operating losses and our ability to continue as a going concern is questionable.

We have reported net losses for the past five years, including losses of $1,371,000 for fiscal year 2006. Management has explored a variety of strategies to make its businesses profitable and to reduce corporate overhead expense, and management intends to continue to do so. To date, these strategies have not been successful and there can be no assurance that such strategies will be successful in the future. If we continue to experience losses at rates similar to historic loss rates, our current balance of current assets could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt. In addition to the strategies discussed above, management is exploring the sale of certain assets to raise additional operating funds. If we are unable to sell these assets or cannot find profitable uses for them, then we may have to cease operations and liquidate our assets or declare bankruptcy. Either of these scenarios would have a material adverse effect on the value of your investment in the Company.

We are dependent on economic, market and other conditions which are beyond our control.

A protracted economic slowdown or worsening economy, industry-wide cost pressures, or weak consumer demand could lead to sales declines and suppress sales growth and profits for our publishing and retail businesses. The fine dining sector of the restaurant industry is affected by changes in national, regional and local economic conditions, the seasonality of our business, consumer preferences, including changes in consumer tastes and the level of consumer acceptance of our restaurant concept, consumer spending patterns, demographic trends, weather, traffic patterns, and the type, number and location of competing restaurants. Economic conditions also have a substantial impact on the advertising budget of the advertising customers of our publishing business and could adversely affect our subscription and newsstand sales.
Our expenses depend heavily on inflation and the availability of food, labor, utilities, insurance, media, and other costs.

The profitability of any re-established restaurant and/or catering business would depend significantly on our ability to anticipate and react to changes in the price and availability of food, labor, utilities, insurance (including workers' compensation, general liability and health insurance), advertising, media and marketing; employee benefits, and other costs over which we may have little control. The price and availability of commodities, including, among other things, shrimp, lobster and other seafood and various meats, are subject to fluctuation and could increase or decrease more than we expect.
We are subject to the general risk of inflation, and possible shortages or interruptions in supply caused by inclement weather or other conditions that could adversely affect the availability and cost of the items we buy. Labor shortages, increased employee turnover and higher minimum wage rates all could raise our cost of doing business. Our business also is subject to the risk of litigation by employees, consumers and suppliers or others that may result in additional costs. There can be no assurance that management will be able to anticipate and react to these cost issues without a material adverse effect on our profitability and results of operations.

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

We are subject to various federal, state and local laws affecting our business. Any restaurant we may establish would be subject to zoning, land use, environmental, traffic and other regulations. We would also be subject to licensing and regulation by state and local departments relating to health, liquor licenses, sanitation and safety standards, federal and state labor laws (including applicable minimum wage re-quirements, overtime, working and safety conditions, and citizenship requirements), federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act of 1990. We cannot predict the effect on our operations of these laws and regulations or the future enactment of additional legislation regulating these and other areas. Our publishing business is subject to many of these laws and regulations. We cannot predict the impact that these requirements and laws will have on our future operations.

We are subject to risks associated with the identification, exploration and implementation of new business lines.

We continue to explore new business lines. Our recent business strategy has included the investment of a portion of our capital in developing new business lines and we expect to continue investing our capital in exploring other business lines in the future. As we commence or continue operations with these new business lines, we expect that they will require additional capital investment and management attention. We expect any new business will incur significant expenses for personnel and marketing, among other items, and that such expenses will precede revenues. If we decide not to go forward with these new business lines, we do not expect to recover our invested capital. Due to limited resources, we have not commissioned third-party scientific marketing or other studies of the viability of these or other business lines, nor do we have the capacity to conduct such studies internally. In lieu of such studies, we have relied on the experience of our management team and internal analysis by our management and staff in evaluating new lines of business. Our analysis may be incomplete or based upon incomplete or incorrect data. In light of the risks of any new business enterprise and the limited analysis permitted by our resources, we cannot be sure that any other new business ventures that we may consider, will be profitable and, to the extent we have expended operating capital, we may lose our entire investment in such business ventures. We intend to continue to consider additional business lines and, accordingly, we expect to continue to incur expenses for exploring new business lines for the foreseeable future.

Our target market for Girls' Life magazine is very narrow and is characterized by changing trends.

The Girls' Life magazine is targeted to girls ages ten to fifteen. Generally, girls in this age group tend to change opinions quickly and follow current trends. Because Girls' Life's target audience is limited by age and gender, Girls' Life, unlike other magazines that appeal to broader age groups, must replace a large portion of its readership each year due to the maturation of its audience. Accordingly, Girls' Life's promotional expenses that are designed to replace and expand its readership may be higher than other magazines with comparable circulation. There can be no assurance that Girls' Life will be able to replace its existing readers and expand its circulation going forward. Our inability to recognize and respond to current trends could result in a decrease in our circulation. Any decrease in Girls' Life's circulation, due to demographic or other factors, can be expected to have a material adverse effect on the revenues of our publishing business.

We are subject to the control of our principal stockholders.

A. Eric Dott and his son, Jackson Y. Dott, the Company's Chairman and President, respectively, beneficially own an aggregate of approximately
41% of our outstanding voting securities. Accordingly, these stockholders have the ability, acting together, to exercise significant control over fundamental corporate transactions requiring stockholder approval, including without limitation, the election of Directors, approval of merger transactions and sales of all or substantially all of our assets. These principal stockholders may have interests that are different from other investors. Corporate action might be taken even if other stockholders oppose them.
This concentration of ownership might also have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial.

Maryland law and our organization documents contain certain anti-takeover provisions which could delay or prevent a third-party acquisition.

     Maryland law and our Articles of Incorporation contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Company. These provisions provide for the classification of the Board of Directors into three classes; directors of each class generally serve for staggered three-year periods. No director may be removed except for cause, and then only by the affirmative vote of at least two-thirds of the outstanding voting stock. Such provisions will render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. Such provisions could potentially adversely affect the market price of the shares of our common stock.

Share of our common stock are not heavily traded.

     The shares of our common stock are traded on the Pink Sheets and are not heavily traded. Securities that are not heavily traded can be more volatile than securities trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the markets and business in which we operate generally may have a significant impact on the market price of our common stock. Management cannot predict whether an active public market for our common stock will develop or be sustained in the future. In recent years, many securities have experienced a high level of price and volume volatility that have not necessarily been related to the issuers' operating performances. Therefore, our stock-holders may not be able to sell their shares at the volumes, prices, or times that they desire.

Shares of common stock are not insured.

     Investments in the shares of our common stock are not deposits and are not insured against loss by the government.



Item 2.  DESCRIPTION OF PROPERTY

We lease and own property at the following locations for the following purposes:

1. 4517 Harford Road, Baltimore, Maryland 21214. This property contains our offices and warehouse facilities. The property is leased through 2007 from A. Eric Dott, who is the Chairman and a major stockholder of the Company. Although not negotiated at arms length, we believe the terms of the lease with Mr. Dott are comparable to lease terms for like properties in the same geographic area. This property is currently under contract to be sold by its owners and we expect to vacate the property by the end of the year. Management is currently researching new locations that would be appropriate for the business.

2. 12460 Dulaney Valley Road, Phoenix, Maryland 21131. This property contains the restaurant and bar that we operated until June 2006 under the name "Peerce's Plantation". It includes a recently renovated 300 seat restaurant with a bar area and outbuildings housing an on-site apartment, storage areas and administrative offices. Management believes this property is suitable and adequate for use as a fine-dining restaurant. The federal tax basis for this property is approximately $823,000. Depreciation is computed using the straight-line method, at the rate of 2.5% of cost over an estimated useful life of forty years. Because of improvements to the property during fiscal year 2004, the realty tax rate for this property was $1.247 per $100 assessed of value for fiscal year 2006 resulting in a tax of $6,764. In the opinion of management, this property is adequately covered by insurance.
This property is owned by the Company.

3. 12450 Dulaney Valley Road, Phoenix, Maryland 21131. This property contains a 6,000 square foot luxury home that is currently zoned for residential use. Upon resolution of certain zoning issues, this property may be for catering operations. Management believes this property is suitable and adequate for use in the catering operations. The federal tax basis for this property is approximately $631,000. Because the property is not currently being used in the business, no depreciation expense has been charged to the current fiscal year on this property. The realty tax rate for this property was $1.247 per $100 of assessed value for fiscal year
2006 resulting in a tax of $8,827. In the opinion of Management, this property is adequately covered by insurance. This property is owned by the Company.

3. 14.74 acres of land, Dulaney Valley Road, Phoenix, Maryland 21131. This property if currently zoned residential and abuts the luxury home and restaurant property. The Company currently has no plans for the improvement of this property. This property is held for future development. The federal tax basis for this property is approximately $321,000. The realty tax rate for this property was $1.247 per $100 of assessed value for fiscal year 2006 resulting in a tax of $3,853. In the opinion of Management, this property is adequately insured. This property is owned by the Company.

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

Further information relating to our leased premises, including rental expense, may be found in Note K to our consolidated financial statements included in Item 7 of Part II of this report.


Item 3. LEGAL PROCEEDINGS

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.
                                PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES


Common Stock Market Prices and Dividends

On August 1, 2005, we received a notice from the staff of the Nasdaq Stock Market Listing Qualifications Department informing the Company that the staff had determined to delist the Company's securities from the Nasdaq SmallCap Market at the opening of business on August 10, 2005. The Company did not appeal the staff's decision.

The staff's determination was a result of the Company's inability to certify its compliance with certain Nasdaq corporate governance requirements. In particular, the Company was not able to certify its compliance with Nasdaq Marketplace Rules 4350(c)(1) (requiring listed companies to have a board of directors with a majority of independent directors) and 4350(d)(2) (requiring listed companies to have an audit committee of at least three members, each of whom must be independent).

The Company's securities may be eligible to trade on the OTC Bulletin
Board but only if a market maker makes application to register in and quote the Company's securities in accordance with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, and such application is approved. The Company is not aware of any application being filed by a market maker.

The Company's common stock is currently traded on the Pink Sheets under the symbol MAHI.PK. The number of stockholders of record on July 14, 2006 was 500.

High and low sale prices for each quarter within the last two fiscal years were:

                         Fiscal 2006                Fiscal 2005
Quarter                     Price                      Price
Ended                  High        Low            High        Low
                     -------     -------        -------     -------
July 31                2.09        2.03           1.34        1.34
October 31             1.03        1.00           1.12        1.12
January 31              .81         .81           1.80        1.65
April 30                .45         .45           2.80        2.80


Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. We have not paid any cash dividends since April 1987. Although the board of directors may consider the resumption of dividends, there can be no assurance as to the timing or amount of any future dividends. Under the Maryland General Corporation Law, however, we are prohibited from paying any dividends if, after giving effect to such dividends (i) we would not be able to pay our indebtedness as the indebtedness becomes due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus, unless or Articles of Incorporation permits otherwise, the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution.


                   EQUITY COMPENSATION PLAN INFORMATION
----------------------------------------------------------------------------
                                                              Number of
                                                              securities
                                                              remaining
                              Number of                      available for
                             securities to    Weighted-     future issuance
                              be issued        average        under equity
                                upon           exercise       compensation
                             exercise of       price of          plans
                             outstanding     outstanding      (excluding
                               options,        options,        securities
                            warrants and       warrants       reflected in
                               rights        and rights       column (a))
                                (a)              (b)              (c)
----------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                         -0-              -0-            300,000
----------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                         -0-              -0-              -0-
----------------------------------------------------------------------------

        Total                   -0-              -0-            300,000
----------------------------------------------------------------------------



Recent Sales of Unregistered Securities

None.


Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.



Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of income from newsstand sales. On an on-going basis we evaluate our estimates for each quarter of our fiscal year and for our fiscal year end. These estimates, assumptions, and judgments are based on inform-tion available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. We believe that our most important accounting policies relate to revenue associated with the Girls' Life segment of our business. Actual results may differ from these estimates, assumptions and judgments.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto in Item 7 of Part II of this report.

For fiscal year 2006, we had two operating subsidiaries. "Girls' Life, Inc." publishes a magazine, and "Peerce's Plantation GL, LLC" operated a restaurant, catering facility and bar open to the general public. Peerce's Plantation began doing business in the quarter ended October 31, 2003. Management determined to close down Peerce's Plantation effective June 27, 2006.

For fiscal year 2005, we had three operating subsidiaries. "Girls' Life, Inc." published a magazine, "Peerce's Plantation GL, LLC" operated a restaurant, catering facility and bar open to the general public, and the discontinued "Adam Leaf and Bean" retail store sold tobacco products to the general public.

The "Adam Leaf and Bean" tobacco shop was closed effective August 19, 2004. Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. As a result, we considered it no longer viable and closed that subsidiary. All sales and expenses for Adam Leaf and Bean have been classified as "Discontinue Operations" for fiscal year 2005. Adam Leaf and Bean did not have any sales or expenses for fiscal year 2006.

The revenues of Girls' Life, Inc. are seasonal in nature. Girls' Life magazine is published six times per year. Our typical publication schedule usually results in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule is subject to revision without notice. There were six issues of Girls' Life magazine in each of the fiscal year 2006 and fiscal year 2005. Newsstand revenue and Cost of Goods Sold for the six issues of Girls' Life magazine sold on the newsstand for fiscal years 2006 and 2005 were estimated based on information furnished to us by our distribution agent which distributes
Girls' Life newsstand copies nationally and internationally. We make adjustments quarterly and annually to the actual revenues based on cash payments we actually receive, less fees and expenses deducted by our distribution agent. Final adjustments with respect to an issue of Girls'
Life are generally completed within six months of the appearance of such issue on newsstands.

The revenues of Peerce's Plantation restaurant, bar and catering facility were seasonal in nature. Peerce's Plantation restaurant was popular during the November/December holiday season but less popular during the Winter months of January through March. A substantial portion of the catering business which consisted of weddings and holiday parties, was also seasonal with above average business in the November/December holiday season and during the Spring and Summer wedding season and below average business in the winter months of January through March.

During the second quarter of fiscal 2002, we purchased the assets of a tobacco and coffee shop located in Baltimore County, Maryland. This business traded as "Adam Leaf and Bean" as a subsidiary of the Company. Adam Leaf and Bean opened for business during the third quarter of fiscal 2002. Despite some success in attracting the target market, Adam Leaf and Bean was unable to generate significant or steadily increasing revenues since its opening. Without increasing revenues, we determined that Adam Leaf and Bean was not viable. As a result, we closed Adam Leaf and Bean effective August 19, 2004. Sales of $107,000 and costs of $157,000 have been classified as "Discontinued Operations" in the financial statements for the fiscal year ending April 30, 2005. There was no sales or expenses for the fiscal year ending April 30, 2006.

For the purpose of management's discussion of the results of operations of fiscal 2006 compared to fiscal 2005, references to fiscal 2006 are to the 12 months ending April 30, 2006, and references to fiscal 2005 are to the 12 months ending April 30, 2005.


OVERVIEW

As of April 30, 2006, we had total assets of $4,143,000, total liabilities of $2,425,000 and stockholders equity in the amount of $1,718,000. We incurred a net loss of $1,371,000 for the fiscal year ended April 30, 2006.

As discussed in other portions of this annual report, we have reported net losses for each of the past five years. Management has explored a variety of strategies to make its businesses profitable and to reduce corporate overhead expense, and management intends to continue to do so. To date, these strategies have not been successful at generating positive cashflows. If we continue to experience losses at rates similar to historic loss rates, our current balance of assets could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt. Management is currently exploring the sale of certain assets to raise additional operating funds. If we are unable to sell these assets at reasonable prices or cannot find profitable uses for them, then we may have to cease operations and liquidate our assets or declare bankruptcy.
For further information, see the "Liquidity and Sources of Capital" section of this Item 6 below and Note N to our consolidated financial statements contained in Item 7 of Part II of this report.



RESULTS OF OPERATIONS FOR FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Combined sales for the two operating subsidiaries decreased $619,000 or 11%, to $5,010,000 in fiscal year 2006 compared to fiscal year 2005. The decrease in sales relates primarily to a decrease in sales from Girls' Life in the amount of $357,000 and a decrease in sales from Peerce's Plantation in the amount of $262,000.

Publishing sales of Girls' Life decreased $357,000, or 9%, to $3,800,000 in fiscal year 2006 compared to fiscal year 2005. The net decrease in sales relates primarily to a decrease in subscription revenue, newsstand revenue, miscellaneous revenues and decreased revenues from third parties for editorial services. The revenue decreases were partially offset by a increase in advertising income.

Subscription revenue decreased by $85,000, or 5%, to $1,706,000 in fiscal year 2006 compared to fiscal year 2005. The net decrease in subscription revenue is attributable to decreased subscription revenue per issue in fiscal year 2006 compared to fiscal year 2005. The number of subscriptions sold increased in fiscal year 2006 compared to fiscal year 2005 as a result of increased direct mail solicitation efforts during fiscal 2006 and fiscal year 2005. Direct mail includes cards sent to potential subscribers. Sub-scription revenue is affected by the number of subscriptions sold through subscription agents which sell the subscription at a lower selling price than subscriptions sold through our normal channels. As a result, increased sales through subscription agents generally causes us to realize less revenue per subscription sold.

Newsstand revenue decreased by $12,000, or 2%, to $595,000 in fiscal year 2006 compared to fiscal year 2005. The decrease in newsstand revenue is attributed to fewer magazines sold on the newsstand in fiscal year 2006 compared to fiscal year 2005 and our use of newsstand revenue estimates.
We use estimates to determine newsstand sales based on information supplied to us by our newsstand vendor and actual cash receipts received through the year from our newsstand vendor. Newsstand revenues are adjusted quarterly and at year and based on the information supplied to us by our newsstand vendor and actual cash received.

Miscellaneous revenue decreased by $85,000, or 64%, to $47,000 in fiscal year 2006 compared to fiscal year 2005. Miscellaneous revenues include royalty income, sales of back issues and other miscellaneous income accounts. Miscellaneous revenue accounts fluctuate from year to year.

Revenue from editorial services to third parties decreased by $399,000, or 68%, to $190,000 in fiscal year 2006 compared to fiscal year 2005. Revenue from third parties fluctuates from year to year based on their editorial needs.

Advertising revenue increased by $224,000, or 22%, to $1,265,000 in fiscal year 2006 compared to fiscal year 2005. The increase in advertising revenue is due to increased demand for advertising in fiscal year 2006 compared to fiscal year 2005. We believe that advertising revenue increased this period due to an industry-wide increase in the demand for advertising because of the expanding economy in the United States.

Restaurant sales decreased $264,000, or 29%, to $651,000 in fiscal year 2006 compared to fiscal year 2005. This decrease in sales was primarily due to fewer restaurant customers in fiscal year 2006 compared to fiscal year 2005.

Catering sales decreased $25,000, or 6%, to $395,000 in fiscal year 2006 compared to fiscal year 2005. This decrease in sales was primarily due to fewer catered affairs in fiscal year 2006 compared to fiscal year 2005.

Bar sales increased $27,000, or 20%, to $165,000 in fiscal year 2006 compared to fiscal year 2005. This increase in sales was primarily due to an increase in return customers in fiscal year 2006 compared to fiscal year 2005.

Total cost of goods sold, as a percent of total sales was 100%, or $5,006,000, in fiscal year 2006 compared to 88%, or $4,945,000, in fiscal year 2005.

Cost of goods sold for publishing, as a percent of sales was 93%, or $3,533,000, in fiscal year 2006 compared to 77%, or $3,221,000, in fiscal year 2005.

The percentage increase in the cost of goods sold for publishing in fiscal year 2006 compared to fiscal year 2005 was primarily attributable to increases in direct costs which was partially offset by decreases in indirect costs. Direct costs increased $324,000, which was primarily due to an increase in printing & binding expenses in the amount of $138,000 due to increased printing and paper costs, an increase in newsstand costs in the amount of $233,000 due to increased promotional and commission costs, and other costs which included an adjustment in the amount of approximately $200,000 to adjust the estimated cost of newsstand expenses for fiscal year 2006 based on current information from newsstand vendors and cash receipts from newsstand revenue. Part of the adjustment to newsstand expenses was from prior period adjustments. Other costs in the direct cost category, primarily expenses for third parties, had a net decrease of approximately $47,000. Indirect costs which decreased approximately $12,000, included a decrease in shipping costs of $6,000, a decrease in utilities, taxes and insurance costs in the amount of $5,000 and a net decrease in other indirect costs of $1,000.

Cost of goods sold for Peerce's Plantation, as a percent of sales was 122%, or $1,473,000, in fiscal year 2006 compared to 117%, or $1,724,000, in fiscal year 2005. The percentage increase in cost of goods sold for the restaurant and catering business was attributed primarily to lower direct and indirect costs in the cost of goods category which was due to lower sales in fiscal year 2006 compared to fiscal year 2005. Due to the decrease in sales, direct costs decreased $208,000 which included a decrease in inventory costs of $68,00 and a decrease in labor costs of $140,000. Indirect costs also decreased due to the lower sales in fiscal year 2006 compared to fiscal year 2005. Indirect costs decreased $42,000 which included a decrease in maintenance costs of $12,000, a decrease in the cost of supplies in the amount of $17,000 and a decrease in other indirect costs in the amount of $13,000.


Total selling, general and administrative expenses as a percentage of sales were 28%, or $1,400,000, for fiscal year 2006 compared to 25%, or $1,417,000, in fiscal year 2005. These expenses comprise selling, general and administ-rative expenses for Girls' Life, Peerce's Plantation and corporate overhead of Monarch Services, Inc.

Selling, general and administrative expenses as a percentage of sales for Girls' Life was 16%, or $603,000 for fiscal year 2006, compared to 14%, or $594,000,in fiscal year 2005. The increase of $9,000 in selling, general and administrative expenses in fiscal year 2006 compared to fiscal year 2005 was primarily due to an increase in outside services expense of $3,000 and an increase in other expenses in the amount of $48,000 which includes credit card charges, website expenses and other miscellaneous expense accounts.
The increase in selling, general and administrative expense was offset by decreases in advertising and promotional expenses in the amount of $32,000, a decrease in salary costs of $3,000, a decrease in utilities and insurance in the amount of $4,000 and a decrease in office and other miscellaneous expenses of $3,000.

Selling, general and administrative expenses as a percentage of sales for Peerce's Plantation were 16%, or $191,000, for fiscal year 2006 compared to 13%, or $187,000 for fiscal year 2005. The increase of $4,000 in selling, general and administrative expenses in fiscal year 2006 was primarily due to an increase in corporate overhead salary expense charged to Peerce's Plantation in the amount $4,000, an increase in utilities and insurance of $5,000 and an increase in other expenses in the amount of $3,000. The increase in selling, general and administrative expense was offset by decreases in advertising and promotional expenses in the amount of $6,000 and a decrease in office expense and other miscellaneous expenses in the amount of $2,000.

Selling, general and administrative expenses for corporate overhead of Monarch Services, Inc. was $606,000 for fiscal year 2006 compared to $636,000 for fiscal year 2005. The decrease in selling, general and administrative expenses was partially due to additional overhead costs being allocated to the restaurant business. The decrease in selling, general and administrative expenses in the amount of $30,000 was primarily due to a decrease in maintenance, rent and depreciation in the amount of $11,000, a decrease in outside services cost in the amount of $24,000 and decreased utilities, taxes and insurance costs in the amount of $16,000. The decreases in selling, general and administrative expenses were offset by increases in salaries in the amount of $4,000 due to increased employee benefit costs, an increase in automobile expenses in the amount of $2,000 and a net increase in other miscellaneous expenses in the amount of $15,000.

All sales and costs for Adam Leaf and Bean have been classified as discontinued operations for fiscal years 2005. Adam Leaf and Bean was closed effective August 19, 2004. There were no sales or costs for fiscal year 2006.

Other income decreased $34,000 for fiscal year 2006 compared to fiscal year 2005. The decrease was primarily due to a decrease in interest income due to a lower interest rate environment and decreased cash balances.

As a result of the Job Creation and Worker Assistance Act of 2002 (the "2002 Act") that was signed by President Bush in March 2002, entities with net operating losses are allowed to carryback those losses for five years. Prior to the 2002 Act, loss carrybacks were only permitted for two years. We have only recorded tax benefits to the extent carryback claims are available and have not recorded any tax benefit associated with the future realization of operating losses. These carryback claims are for federal income tax purposes only. Income tax benefits attributable to continuing operations was $0 for 2005 and 2004, respectively. The income tax benefit associated with discontinued operations was $0 for 2006 and 2005, respectively.

We had approximately $4.7 million in federal net operating loss carryforwards as of April 30, 2006. These loss carryforwards expire between 2022 and 2026. Realization of the loss carryforwards depends on generating sufficient taxable income before the expiration of the loss carryforward periods. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not". Accordingly, a valuation allowance has been established for the entire net deferred tax assets. The amount of loss carryforward available for any one year may be limited if we are subject to the alternative minimum tax. In the past, we have not been subject to the alternative minimum tax.


FINANCIAL CONDITION

Total assets at April 30, 2006 were $4,143,000, a decrease of $915,000 compared to April 30, 2005. The decrease was primarily caused by decreases in cash and certificates of deposit that were used by operating activities which are reflected in the current year losses from operations.

Total liabilities at April 30, 2006 were $2,425,000, an increase of $453,000 compared to April 30, 2005. The increase was primarily caused by increases in accounts payable, accrued expenses and a loan payable in the year ended April 30, 2006 compared to the year ended April 30, 2005.

Total stockholders equity at April 30, 2006 was $1,718,000 a decrease of $1,368,000 compared to April 30, 2005.



LIQUIDITY AND SOURCES OF CAPITAL

The Company has incurred significant losses from continuing operations in each of the last five years and for fiscal year 2006. Total losses since
2002 have aggregated $5,131,000, including, losses of $1,371,000 for fiscal year 2006. These losses have resulted in negative operating cashflow since 2002. Management has explored a variety of strategies to make its restaurant business and Girls' Life business profitable and to reduce the corporate overhead expense of Monarch Services, Inc. and management intends to continue to do so. However, there can be no assurance that such strategies will be successful. If the Company continues to experience losses at rates similar to historic loss rates, the Company's current balance of current assets of $969,000 could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt. Management is currently attempting to sell the 6,000 square foot luxury home zoned for residential use and sell the land consisting of 14.74 acres currently zoned residential to raise additional funds in the current operating fiscal year. Peerce's Plantation restaurant was closed on June 27, 2006 and management is currently attempting to sell or lease the restaurant.
If we are unable to sell these properties at reasonable prices or cannot find profitable uses for them, then we may have to cease operations and liquidate our assets or declare bankruptcy.

At April 30, 2006, the Company has cash and cash equivalents of approximately $161,000, an increase of $49,000 from the amount at April 30, 2005. The increase resulted primarily from a loan and the reduction of certificates of deposit offset by the purchase of equipment.

At April 30, 2006, the Company had $332,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At April 30, 2006, the Company had a loan payable in the amount of $100,000. The loan was made to the Company by Ester Dott, wife of A. Eric Dott, the chairman of Monarch Services, Inc. The loan has no interest and is to be repaid by October 31, 2006.

We experienced a net decrease in our accounts receivable in the amount of $238,000 in fiscal year 2006 compared to fiscal year 2005. The decrease was primarily due to a decrease in receivables from advertisers, third parties and newsstands in fiscal year 2006 compared to fiscal year 2005. Accounts receivable are subject to variation based upon the timing of invoicing our customers and the timing of payments received from our customers. Prepaid publishing expenses decreased $59,000 and prepaid other expenses decreased $15,000 in fiscal year 2006 compared to fiscal year 2005 primarily because of a $76,000 decrease in prepaid postage, $12,000 decrease in prepaid health insurance and $3,000 decrease in prepaid insurance which was offset by an increase of $17,000 in other prepaid publishing expenses for Girls' Life. Deferred subscription revenue decreased $26,000 in fiscal year 2006 compared to fiscal year 2005 primarily because deferred subscription revenue is affected by the timing of renewals, which are also affected by the timing of direct mail advertising.

Our financial condition and results of operations are subject to various risks discussed above in Item 1 of Part I of this report under the caption "Risk Factors".


Item 7.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors and the Stockholders of Monarch Services, Inc.

We have audited the accompanying consolidated statement of financial condition of Monarch Services, Inc. and Subsidiaries as of April 30,
2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monarch Services, Inc. and Subsidiaries as of April 30, 2006, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Stegman & Company
------------------------

Stegman & Company
Baltimore, Maryland
July 24, 2006

Consolidated Statement of Financial Condition
------------------------------------------------------------
                                           At April 30, 2006
------------------------------------------------------------
               (In thousands, except shares outstanding data)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                     $   161
   Certificates of deposit                           332
   Accounts receivable, net                          199
   Marketable securities available
       for sale, net                                  39
   Inventory                                          35
   Prepaid publishing expenses                       156
   Other prepaid expenses                             32
   Other current assets                               15
                                                 -------
        TOTAL CURRENT ASSETS                         969
                                                 -------
PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and
      fixtures                                       799
   Leasehold improvements                            324
   Restaurant buildings and improvements           2,479
                                                  -------
                                                   3,602
   Less accumulated depreciation                    (953)
                                                  -------
                                                   2,649
   Land                                              321
                                                  -------
        TOTAL PROPERTY AND EQUIPMENT - NET         2,970
                                                  -------
   Trademarks - net                                    4
   Liquor license                                    200
                                                  -------
                    TOTAL ASSETS                 $ 4,143
                                                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                               $  725
   Loan payable - related party                      100
   Accrued expenses                                  131
   Deferred subscription revenue - (current)         703
   Catering advance payments                          14
   Deferred gift card revenue                         32
   Deferred employee gratuities                        8
                                                  -------
        TOTAL CURRENT LIABILITIES                  1,713

Deferred subscription revenue - (non-current)        712
                                                  -------
        TOTAL LIABILITIES                          2,425
                                                  -------

STOCKHOLDERS' EQUITY
   Common Stock-par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                     2
   Additional paid in capital                      3,781
   Accumulated deficit                            (2,063)
   Accumulated other comprehensive loss               (2)
                                                  -------
                   TOTAL STOCKHOLDERS' EQUITY      1,718
                                                  -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $4,143
                                                  =======

<F1>
See Notes to Consolidated Financial Statements.

Item 7.             FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations
-----------------------------------------------------------------------
Years Ended April 30,                            2006        2005
-----------------------------------------------------------------------

                               (In thousands, except share information)
Net Sales - publishing                       $  3,800       $  4,157
Net Sales - restaurant                          1,210          1,472
                                               ----------------------
                                                5,010          5,629
                                               ----------------------

Cost of goods sold - publishing                 3,533          3,221
Cost of goods sold - restaurant                 1,473          1,724
                                               ----------------------
                                                5,006          4,945
                                               ----------------------
Gross profit from continuing
   operations                                       4            684
                                               ----------------------
Selling, general and administrative
   expenses                                     1,400          1,417
                                               ----------------------
Loss before other income and
   income taxes                                (1,396)          (733)

Other income:
   Investment and interest income                  23             57
   Other                                            2              2
                                               ----------------------
                                                   25             59
                                               ----------------------
Loss from continuing operations
   before income tax benefit                   (1,371)          (674)

Income tax expense                                  0              0
                                               ----------------------
Net loss from continuing operations            (1,371)          (674)

Discontinued Operations:

   Operating loss from "Adam Leaf and Bean"
      (net of income tax benefit of $0 and
       $0)for the year ended April 30, 2005         0           (103)

   Loss on disposal of assets from "Adam
       Leaf and Bean" (net of income tax
       of $0)for the year ended April
       30, 2005                                     0            (56)

                                              -----------------------
Loss from discontinued operations                   0           (159)
                                              -----------------------
Net loss                                     $ (1,371)      $   (833)
                                              =======================
Net loss per common share -
      basic and diluted:

Loss from continuing
     operations per share                    $   (.85)      $   (.41)

Loss from discontinued operations                (.00)          (.10)
                                             ------------------------
Net loss per common share -
      basic and diluted                      $   (.85)      $   (.51)
                                             ========================
Weighted average number of shares
     outstanding - basic                     1,619,620     1,619,620
                                             ------------------------
Weighted average number of shares
     outstanding - diluted                   1,619,620     1,619,620
                                             ------------------------

<F1>
See Notes to Consolidated Financial Statements.

Item 7.                FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Changes in Stockholders' Equity
------------------------------------------------------------------
Years Ended April 30, 2006 and 2005
------------------------------------------------------------------

                            (In thousands)

                                               Accumulated
                                                  Other
                          Additional Retained  Comprehensive      Total
                    Common  Paid in  Earnings Earnings Income Stockholders'
                    Stock   Capital (Deficit)    (loss)           Equity
                  --------- -------  --------  ------------   -------------

Balance,
May 1, 2004        $   2  $ 3,781  $   141   $     (4)       $   3,920

Other comprehensive
income - unrealized
gain on marketable
securities avail-
able-for sale                                      (1)              (1)

Net loss                              (833)                       (833)
                                                               --------
Total comprehensive
   income (loss)                                                  (834)
                   -----  -------  -------   ---------         --------
Balance
April 30, 2005     $   2  $ 3,781  $  (692)  $     (5)       $   3,086

Other comprehensive
income - unrealized
gain on marketable
securities avail-
able-for sale                                       3                3

Net loss                            (1,371)                     (1,371)
                                                               --------
Total comprehensive
   income (loss)                                                (1,368)
                   -----  -------  -------   ---------         --------
Balance
April 30, 2006     $   2  $ 3,781  $(2,063)  $     (2)       $   1,718
                   ====================================================



<F1>
See Notes to Consolidated Financial Statements.



Item 7.               FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows
---------------------------------------------------------------------
Years Ended April 30,                              2006         2005
---------------------------------------------------------------------
                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $ (1,371)    $   (833)
   Adjustments to reconcile net loss
   to net cash used by operating
   activities:
     Depreciation and amortization                  148          146
     Increase/decrease in operating
       assets and liabilities:
        Accounts receivable, gross                  238         (204)
        Inventory                                    11          107
        Prepaid expenses                             78          (53)
        Accounts payable                            352          (16)
        Accrued expenses                             36           11
        Deferred subscription revenue               (27)         (61)
        Deposits held in escrow                      (8)         (15)
                                                 --------------------
Total cash used by operating activities            (543)        (918)
                                                 --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                        0            3
  Purchases of property and equipment               (27)         (21)
  Redemption of certificates of deposit             519          893
                                                 --------------------
    Total cash provided by
      investing activities                          492          875
                                                 --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loan payable                      100            0
                                                 --------------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     49          (43)

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                 112          155
                                                 --------------------
CASH AND CASH EQUIVALENTS
  END OF YEAR                                  $    161     $    112
                                                =====================

<F1>
See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Monarch Services, Inc. and its wholly owned subsidiaries, Girls' Life, Inc., Peerce's Plantation GL, LLC, and the discontinued operations of Adam Leaf and Bean, Inc. (collectively the "Company"). Consolidation has resulted in the elimination of all significant inter-company balances and transactions. Certain reclassifications have been made to amounts previously reported to conform with the classifications made in 2006. The sales and all costs of Adam Leaf and Bean, Inc. have been reclassified as "Discontinued Operations" for fiscal year 2005. There were no sales or costs for Adam Leaf and Bean, Inc. for fiscal year 2006.

Monarch Services, Inc. ("Monarch") became a Maryland corporation on November 30, 2000. The Company was previously incorporated in the State of Delaware.

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

ACCOUNTS RECEIVABLE: Girls' Life sells its magazine through distributors and direct individual subscriptions. Receivables consist of advertising income, newsstand income and revenues from editorial services to third parties. Peerce's Plantation sells food and alcoholic beverages and catering services to the general public as cash or credit card sales. Accounts receivable are written-off as bad debts when management determines that the collection becomes unlikely.

INVENTORIES: Inventories are valued at the lower of average cost (first-in, first-out) or market. Inventory at April 30, 2006 is primarily related to Peerce's Plantation operations.

PREPAID PUBLISHING EXPENSES: Certain expenses are paid prior to the printing and shipping of each issue of Girls' Life magazine. Prepaid publishing expenses applying to future issues of the magazine usually consist of postage, personal and real property taxes, paper, and printing and other magazine editorial expenses.

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

MARKETABLE SECURITIES: The Company accounts for its investments in equity securities under the accounting and reporting provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", ("SFAS No. 115"). The Company has classified its investments as available-for-sale based on the investment's intended use. As such, unrealized holding gains and losses are included as other comprehensive income, a separate component of stockholders' equity.

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

STOCK-BASED  COMPENSATION ARRANGEMENTS: The Company applies APB Opinion No.
25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for fiscal year ended April 30, 2005. There were no stock options outstanding for fiscal year ending April 30, 2006.

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

(In thousands, except per share data)                  2006       2005
-----------------------------------------------------------------------
Net loss, as reported                              $ (1,371)  $   (833)
Less proforma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                     (1)        (1)
                                                   --------------------
Pro forma net loss                                 $ (1,372)  $   (834)
                                                   ====================

Net loss per share:
  Basic - as reported                              $  (0.85)   $ (0.51)
  Basic - pro forma                                $  (0.85)   $ (0.51)
  Diluted - as reported                            $  (0.85)   $ (0.51)
  Diluted - pro forma                              $  (0.85)   $ (0.51)



Recently Issued Accounting Pronouncements:

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123R, Share-Based Payment which replaces SFAS No. 123 Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and provides that the pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning May 1, 2006. The Company expects that the adoption of SFAS No. 123R will not have a material impact on its consolidated results of operations and earnings per share.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. The statement applies to all voluntary changes in accounting principles and changes required by an accounting pronounce-ment in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retroactive application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the consolidated financial condition, results of operations, or liquidity.


NOTE B - DISCONTINUED OPERATIONS:

DISCONTINUED OPERATIONS OF ADAM LEAF AND BEAN

Effective August 19, 2004, "Adam Leaf and Bean" tobacco shop was closed. All sales and costs associated with Adam Leaf and Bean have been reclassified as Discontinued Operations for fiscal year 2005. There was no sales or costs associated with Adam Leaf and Bean for fiscal year 2006.

Net sales and loss from discontinued operations of "Adam Leaf and Bean" tobacco shop are as follows (in thousands):

                                         Year Ended April 30,
                                               2005
---------------------------------------------------------------------
Net sales                                     $ 107
                                              ======
Loss from discontinued
   operations                                  (103)
                                              ======

Loss on disposal of assets                      (56)
                                              ======


NOTE C - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at April 30, 2006 (in thousands):

Accounts Receivable - publishing     $  249
Less:
  Allowance for doubtful accounts      ( 50)
                                     -------
      Accounts receivable, net       $  199
                                     =======

Bad debt expense in the amount of $47,678 was charged to operations for the year ended April 30, 2006. There was no bad debt expense charged to operations for the year ended April 30, 2005.


NOTE D - PREPAID PUBLISHING EXPENSES

Total prepaid publishing expenses for Girls' Life, Inc. for fiscal year
2006 and 2005, were $156,000 and $215,000, respectively. Prepaid publishing expenses for fiscal year 2006 consisted of prepaid expenses of $139,000 for paper and $11,000 for printing and other magazine editorial expenses, $5,000 for postage and $1,000 for personal and real property taxes. Prepaid publishing expenses for fiscal year 2005 consisted of prepaid expenses of $133,000 for paper, $81,000 for postage and $1,000 for real and personal property taxes. Certain expenses are paid prior to the printing and shipping of each issue of the magazine.


NOTE E - CERTIFICATE OF DEPOSIT

As of April 30, 2006, investments in a certificate of deposit consisted of the following (in thousands):

       Rate                Maturity               Amount
      ------              ----------           ------------

       4.40%               11/20/06              $  332
                                               ============


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


NOTE G - MARKETABLE SECURITIES AVAILABLE-FOR-SALE

At April 30, 2006, the cost and estimated fair value of marketable securities, available-for-sale was as follows (in thousands):

                                Unrealized      Unrealized     Estimated
                       Cost       Gains            Loss        Fair Value
                     ------------------------------------------------------
Equity Securities      $ 48      $  -            $   9          $  39
                     ======================================================

The unrealized loss has been continuous for more than 12 months. The unrealized losses that exist are the result of market changes since the original purchase. The marketable securities were sold on May 17, 2006 for $40,000 resulting in a realized loss of $8,000.


NOTE H - INCOME TAXES

A reconciliation of the effective tax rate for income taxes in the financial statements to the federal statutory rate is as follows:

-----------------------------------------------------------------------------
Years Ended April 30,                                         2006      2005
-----------------------------------------------------------------------------

Federal income tax benefit at statutory rate                  (34)%      (34)%
Non-deductible items                                            0          1
Valuation allowance                                            34         33
                                                              ----       ----
                                                                0%         0%
                                                              ====       ====

The deferred tax assets (liabilities) result from the following temporary differences (in thousands):
----------------------------------------------------------------------------
                                          At April 30, 2006

----------------------------------------------------------------------------
Deferred tax assets:
  Financial statement accruals, net              $    9
  Allowances for accounts receivable                 19
  Unrealized loss on marketable securities
    available-for-sale                                3
  Net operating loss carryforward                 1,611
                                                 --------
       Total deferred tax assets                  1,642

       Valuation allowance                       (1,632)

Deferred tax liabilities:
    Property and equipment                          (10)
                                                 --------
Net deferred tax assets                          $   -
                                                 ========


The Company had approximately $4,739,000 in federal net operating loss carryforwards as of April 30, 2006. These loss carryforwards expire between 2022 and 2026. Realization of the loss carryforwards depends on generating sufficient taxable income before the expiration of the loss carryforward periods. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not". Accordingly, a valuation allowance has been established for the entire net deferred tax assets. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.

Cash payments for state income taxes were $14,770 for the fiscal year ended April 30, 2006 and $0 for the fiscal year ended April 30, 2005.


NOTE I - PROFIT-SHARING PLAN

During fiscal year 2002, the original profit sharing plan was changed to a 401(k) defined contribution plan that allows employees to make contributions to their individual 401(k) plan through payroll deductions. The Company made no contributions to the original profit sharing plan or the new 401(k) plan in fiscal years 2006 and 2005.


NOTE J - STOCK OPTION PLANS

The Company's Omnibus Stock Option Plan (the "Omnibus Plan") provides for the granting of certain types of qualified and nonqualified stock options to directors, executive officers and key employees on a periodic basis at the discretion of its Board of Directors. The Company has reserved 300,000 shares of common stock under the Omnibus Plan.

Options for 40,000, 10,000 and 200,000 shares of common stock were granted during the years ended April 30, 2003, 2001 and 2000, respectively. There were no options granted during the years ended April 30, 2006, 2005, 2004 and 2002. The options begin to vest at an annual rate of 25% after the completion of one year of service following the date of grant. Options for 10,000 shares relating to the fiscal year ended April 30, 2001 grants and 40,000 shares relating to the fiscal year ended April 30, 2000 grants were cancelled during the fiscal year ended April 30, 2004. Options for 160,000 shares relating to the fiscal year April 30, 2000 grants expired during the fiscal year ended April 30, 2005. Options for 40,000 shares relating to the fiscal year April 30, 2003 grants expired during the fiscal year ended April 30, 2006. There were no options outstanding as of April 30, 2006.

                              Stock Options
   -------------------------------------------------------------------------
                                     2006                  2005
   -------------------------------------------------------------------------
                                             Weighted              Weighted
                                    Number   Average      Number   Average
                                      of     Exercise       of     Exercise
                                    Shares    Price       Shares    Price
                                   -----------------------------------------

     Balance, beginning of year      40,000    $1.20      200,000    $3.25

     Granted                            -         -           -         -

     Expired/Cancelled               40,000     1.20      160,000     3.76

     Exercised                          -         -           -         -
                                    -------               -------
     Balance, end of year               -                  40,000    $1.20
                                    =======               =======

     Weighted average fair value of
       options granted during the year         $  -                  $  -
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


NOTE K - COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and warehouse and other facilities. The lease for the office and warehouse facilities currently in use was extended for a term of 10 years commencing July 1997 and ending June 2007. The Company generally must pay for property taxes, insurance and maintenance costs related to the property. Total rental expense for fiscal year 2006 and fiscal year 2005 was approximately $153,000 and $185,000, respectively.

The future annual minimum rental commitments for the current non-cancelable operating leases as of April 30, 2006 are $144,000 annually through 2007 for the office and warehouse facilities. This property is currently under contract to be sold by its owners and we expect to vacate the property by the end of the calendar year. Management is currently researching new locations that would be appropriate for the business.

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

Expected lease payments under the above operating leases for the fiscal years are as follows:

                                                    2007
                                                 ------------
                                                (in thousands)

Property: Office and Warehouse                     $ 144


LITIGATION: The Company is involved, from time to time, in legal actions arising in its normal course of operations.


NOTE L - SEGMENT INFORMATION

Our primary operations during fiscal year 2006 was the publication of "Girls' Life" magazine in the publishing segment and Peerce's Plantation restaurant, bar and catering facility in the restaurant segment.

Our primary operations during fiscal year 2005 was the publication of "Girls' Life" magazine in the publishing segment, Peerce's Plantation restaurant, bar and catering facility in the restaurant segment and the discontinued operations of "Adam Leaf and Bean" tobacco shop in the retail segment. "Adam Leaf and Bean" was closed in August 2004. All sales and costs for Adam Leaf and Bean have been classified as Discontinued Operations for fiscal year 2005.

                   Segment Information for fiscal year 2006
                   ----------------------------------------
                          (in thousands)

                                 Publishing  Restaurant   Other    Total

Revenues from external customers  $ 3,800    $ 1,210  $      -   $ 5,010
Intersegment revenues                   -          -         -         -
Interest Income                         -          -        23        23
Depreciation and amortization           9        111        28       148
Segment loss before tax              (336)      (454)     (581)   (1,371)
Expenditures for segment assets         4          4        19        27
Total assets                          471      2,209     1,463     4,143


                   Segment Information for fiscal year 2005
                   ----------------------------------------
                          (in thousands)

                                 Publishing  Restaurant   Other    Total

Revenues from external customers  $ 4,157    $ 1,472  $      -   $ 5,629
Intersegment revenues                   -          -         -         -
Interest Income                         -          -        57        57
Depreciation and amortization          12        110        24       146
Segment profit (loss) before tax      342       (439)     (577)     (674)
Expenditures for segment assets         3         12         6        21
Total assets                          701      2,340     2,017     5,058


NOTE M - SUBSEQUENT EVENTS

Despite some success in attracting the target market, Peerce's Plantation has been unable to generate significant or steadily increasing revenues since its opening. Because the Company does not expect that Peerce's Plantation will add to the Company's profitability in the future, management has determined that Peerce's Plantation restaurant, bar and catering business is no longer viable. As a result, we decided to close Peerce's Plantation effective June 27, 2006. We filed a current report on Form 8-K with the Securities and Exchange Commission on June 30, 2006 stating that we had closed Peerce's Plantation permanently on June 27, 2006.


NOTE N - LIQUIDITY AND SOURCES OF CAPITAL

The Company has incurred significant losses from continuing operations in each of the last five years and for fiscal year 2006. Total losses since
2002 have aggregated $5,131,000, including, losses of $1,371,000 for fiscal year 2006. These losses have resulted in negative operating cashflow since 2002. Management has explored a variety of strategies to make its restaurant business and Girls' Life business profitable and to reduce the corporate overhead expense of Monarch Services, Inc. and management intends to continue to do so. However, there can be no assurance that such strategies will be successful. If the Company continues to experience losses at rates similar to historic loss rates, the Company's current balance of current assets of $969,000 could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt. Management is currently attempting to sell the 6,000 square foot luxury home zoned for residential use and sell the land consisting of 14.74 acres currently zoned residential to raise additional funds in the current operating fiscal year. Peerce's Plantation restaurant was closed on June 27, 2006 and management is currently attempting to sell or lease the restaurant.
If we are unable to sell these properties at reasonable prices or cannot find profitable uses for them, then we may have to cease operations and liquidate our assets or declare bankruptcy.

At April 30, 2006, the Company has cash and cash equivalents of approximately $161,000, an increase of $49,000 from the amount at April 30, 2005. The increase resulted primarily from a loan and the reduction of certificates of deposit offset by the purchase of equipment.

At April 30, 2006, the Company had $332,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At April 30, 2006, the Company had a loan payable in the amount of $100,000. The loan was made to the Company by Ester Dott, wife of A. Eric Dott, the chairman of Monarch Services, Inc. The loan has no interest and no maturity date.

We experienced a net decrease in our accounts receivable in the amount of $238,000 in fiscal year 2006 compared to fiscal year 2005. The decrease was primarily due to a decrease in receivables from advertisers, third parties and newsstands in fiscal year 2006 compared to fiscal year 2005. Accounts receivable are subject to variation based upon the timing of invoicing our customers and the timing of payments received from our customers. Prepaid publishing expenses decreased $59,000 and prepaid other expenses decreased $15,000 in fiscal year 2006 compared to fiscal year 2005 primarily because of a $76,000 decrease in prepaid postage, $12,000 decrease in prepaid health insurance and $3,000 decrease in prepaid insurance which was offset by an increase of $17,000 in other prepaid publishing expenses for Girls' Life. Deferred subscription revenue decreased $26,000 in fiscal year 2006 compared to fiscal year 2005 primarily because deferred subscription revenue is affected by the timing of renewals, which are also affected by the timing of direct mail advertising.

Our financial condition and results of operations are subject to various risks discussed above in Item 1 of Part I of this report under the caption "Risk Factors".


NOTE 0 - LOAN PAYABLE

At April 30, 2006, the Company had a loan payable in the amount of $100,000. The loan was made to the Company by Ester Dott, wife of A. Eric Dott, the chairman of Monarch Services, Inc. The loan has no interest and is to be repaid by October 31, 2006.



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 8A.  CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to our management team, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Addit-ionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosures were carried out as of April 30, 2006 under the supervision and with the participation of our management team, including the CEO and CFO. Based on that evaluation, our management team, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective.


Changes in Internal Controls

During the fourth quarter of our fiscal year ended April 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



ITEM 8B.  OTHER INFORMATION

As previous disclosed, Gregory S. Oler resigned from the Company's Board of Directors and its Audit Committee on July 20, 2005 due to personal reasons. We continue to actively search for a candidate to fill the vacancy created by Mr. Oler's resignation.


                                PART III

     Information required in Part III, Items 9-12 and 14 is incorporated by by reference to the Company's proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.


Item 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

          The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed in connection with the 2006 annual meeting of stockholders.

Item 10.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed in connection with the 2006 annual meeting of stockholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed in connection with the 2006 annual meeting of stockholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed in connection with the 2006 annual meeting of stockholders.

Item 13.  EXHIBITS

            3(a)(1) The Company's Articles of Incorporation dated
                    September 22, 2000 (incorporated by reference to Exhibit 3A.1 to the Company's Form 8-K filed December 28, 2000).

            3(a)(2) The Company's Articles Supplementary dated
                    December 21, 2000 (incorporated by reference to Exhibit 3A.2 to the Company's Form 8-K filed December 29, 2000).

               3(b) The Company's by-laws dated July 25, 2001
                    (incorporated by reference to Exhibit 3 to the Company's Form 10-KSB for the fiscal year ended April 30, 2001).

              10(a) Lease Agreement dated July 2, 1973 between the
                    Company as Lessee and A. Eric Dott and Esther J. Dott as lessors (incorporated by reference to Exhibit 10(a) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995).

              10(b) Lease renewal and Amendment of Lease Agreement
                    dated July 1, 1983 between the Company and A. Eric Dott and Esther J. Dott, renewing and amending terms of the Lease Agreement in
                    Exhibit 10(a) (incorporated by reference to Exhibit 10(b) to the Company's Form 10-KSB for the fiscal year ended April 30, 1995).

              10(c) Lease renewal and Amendment of Lease Agreement
                    dated July 1, 1997 between the Company and A. Eric Dott and Esther J. Dott, renewing and amending terms of the Lease Agreement in Exhibit 10(a) (incorporated by reference to Exhibit 10(b) to the Company's Form 10-QSB for the quarter ended October 31, 1998).

              10(d) Monarch Services, Inc. Omnibus Stock Plan (incorporated by reference to Ex. 4 to the Company's Form S-8
                    (file no. 333-31536) as filed with the Securities and Exchange Commission on March 2, 2000).

             14. Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 10-KSB for the fiscal year ended April 30, 2004).

             21.    Subsidiaries of the Registrant (filed herewith).

             23.    Consent of Stegman & Company (filed herewith).

             24.    Power of Attorney (included in signature page).

             31.1 Certificate of the Company's CEO required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

             31.2 Certificate of the Company's CFO required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

             32.1 Certificate of the Company's CEO required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

             32.2 Certificate of the Company's CFO required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed in connection with the 2006 annual meeting of stockholders.



                           S I G N A T U R E S

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MONARCH SERVICES, INC.

                                         By:  /s/   A. Eric Dott
                                              ----------------------
                                              A. Eric Dott, Chairman
                                                   and Director

Date:  July 28, 2006
       -------------


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

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.



Date:  July 28, 2006                     /s/     Jackson Y. Dott
       -------------                     -------------------------------
                                         Jackson Y. Dott, President,
                                         Chief Executive Officer and
                                         Director
                                        (Principal Executive Officer)




Date:  July 28, 2006                     /s/    David F. Gonano
       -------------                     -------------------------------
                                         David F. Gonano, Director



Date:  July 28, 2006                     /s/    Trent Walklett
       -------------                     -------------------------------
                                         Trent J. Walklett, Director



Date:  July 28, 2006                     /s/    A. Eric Dott
       -------------                     -------------------------------
                                         A. Eric Dott, Chairman and
                                            Director



Date:  July 28, 2006                     /s/    Marshall Chadwell
       -------------                     -------------------------------
                                         Marshall Chadwell, Chief
                                         Financial Officer, Secretary
                                            and Treasurer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)


EXHIBIT INDEX

        Exhibits

        Number        Description
        ------        -----------

         3(a)(1) The Company's Articles of Incorporation dated September 22, 2000 (incorporated by reference to Exhibit 3A.1 to the Company's 8-K filed
                      December 28, 2000).

         3(a)(2)      The Company's Articles Supplementary dated
                      December 21, 2000 (incorporated by reference to Exhibit 3A.2 to the Company's Form 8-K filed December 28, 2000).

         3(b)         The Company's by-laws dated July 25, 2001
                      (incorporated by reference to Exhibit to the Company's Form 10-KSB for the fiscal year
                      April 30, 2001).

          24          Power of Attorney (included in signature page)

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