Form 10QSB
period 2006-07-31
MONARCH SERVICES INC
filed 2006-09-08
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                               FORM 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED   July 31, 2006    COMMISSION FILE NO. 000-08512
                   ----------------                      ---------

                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Maryland                         52-1073628
---------------------------------  ------------------------------
(State or other jurisdiction of  (IRS Employer Identification No.)
  incorporation or organization)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)


Issuer's telephone number, including area code       410-254-9200
                                                     ------------

                                  N/A
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES [ X ]      NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              YES [   ]      NO [ X ]

As of July 31, 2006, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]


PART I.      FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

         MONARCH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                July 31, 2006
                                              -----------------
                                               (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $   53
  Certificates of deposit                               123
  Accounts receivable, net                               66
  Prepaid publishing expenses                           123
  Other prepaid expenses                                 56
  Other current assets                                   15
  Assets held for sale                                3,063
                                                      -----
           TOTAL CURRENT ASSETS                       3,499
                                                      -----

PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         438
   Leasehold improvements                               324
                                                      -----
                                                        762
   Less accumulated depreciation                       (677)
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET            85
                                                      -----
   Trademarks - net                                       3
                                                      -----
             TOTAL ASSETS                            $3,587
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  501
   Loan payable - related party                         100
   Accrued expenses                                     105
   Deferred subscription revenue (current)              578
                                                     ------
           TOTAL CURRENT LIABILITIES                  1,284

Deferred subscription revenue (non-current)             865
                                                     ------
           TOTAL LIABILITIES                          2,149

STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781
   Retained deficit                                  (2,345)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               1,438
                                                      -----
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $3,587
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                     MONARCH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                       COMPREHENSIVE INCOME (UNAUDITED)
                                                  Three Months Ended
                                                       July 31,
                                                  ------------------

                                                   2006       2005
                                                   ----       ----

                                       (000's omitted, except per share data)

Net Sales - publishing                           $  566    $   590

Cost of goods sold - publishing                     577        657
                                                 -------------------
Gross (loss) profit from continuing
   operations                                       (11)       (67)
                                                 -------------------
Selling, general and
   administrative expenses                          241        265
                                                 -------------------
Loss before other income
   and income taxes                                (252)      (332)

Other income:
   Investment and interest income                     3          9
   Other                                              0          2
                                                 -------------------
                                                      3         11
                                                 -------------------
Loss from continuing operations
   before income tax                               (249)      (321)

Income tax expense (benefit)                          0          0
                                                 -------------------
Net loss from
   continuing operations                           (249)      (321)
                                                 -------------------
Discontinued Operations:
   Operating loss from "Peerce's
     Plantation" (net of income tax
     benefit of $0 and $0) for the
     quarters ended July 31, 2006
     and July 31, 2005                              (35)       (74)

                                                --------------------
Loss from discontinued operations                   (35)       (74)
                                                --------------------
Net loss                                        $  (284)   $  (395)

Other comprehensive income
     net of tax

Net unrealized holding gains                          0          7
                                                --------------------
Comprehensive income                            $  (284)      (388)
                                                ====================
Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                                    $ (0.16)   $ (0.20)

Loss from discontinued operations                 (0.02)     (0.04)
                                                -------------------
Net loss per common share -
      basic and diluted                         $ (0.18)   $ (0.24)
                                                -------------------

Dividends per share                             $   .00    $   .00
                                                -------------------
Weighted average number of
  shares outstanding - basic and diluted        1,619,620 1,619,620
                                                -------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    Three Months Ended
                                                          July 31,
                                                    -------------------
                                                     2006         2005
                                                     ----         ----
                                      (000's Omitted, except per share date)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (284)     $  (395)
  Adjustments to reconcile net loss                 ------       ------
  to net cash (used) provided by
    operating activities:
     Depreciation and amortization                     25           38
     Loss on sale of marketable securities
       available for sale                               8            0
     Increase/decrease in operating
       assets and liabilities:
          Accounts receivable,
          inventory, prepaid expenses,
          accounts payable, accrued
          expenses and deferred
          subscription revenue                       (103)          360
                                                    ------       ------
Total cash provided (used) by operating
  activities                                         (354)            3
                                                    ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements                (2)         (11)
  Maturity/redemption of certificates
     of deposit                                       209          117
  Proceeds from sale of marketable
     securities available for sale                     39            0
                                                    ------       ------
    Total cash provided by
      investing activities                            246          106
                                                    ------       ------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                      (108)         109

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                 161          112
                                                    ------       ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                                   $    53      $   221
                                                    ======       ======

<F1>
See Notes to Consolidated Financial Statements.

                MONARCH SERVICES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc., ("Monarch") and its wholly-owned active subsidiary, Girls' Life, Inc. and the discontinued operations of Peerce's Plantation GL, LLC (collectively referred to herein as the "Company"). The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending July 31, 2006 and the three months ending July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending
April 30, 2007. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2006.


Publishing Business

As of July 31, 2006, our wholly-owned subsidiary Girls' Life, Inc., published a bi-monthly magazine for young girls ages ten to fifteen. On August 18, 2006, Girls' Life, Inc. entered into an Asset Purchase Agreement pursuant to which it sold the magazine publishing business. See Note K, SUBSEQUENT EVENT.

"Girls' Life" magazine is intended to be an intelligent, non-condescending and easy-to-read magazine. The philosophy behind the graphic presentation and every article presented is that girls are important, independent, and intelligent people with opinions of their own. Each article seeks to reinforce that message and inspire confidence in a girl's thoughts, opinions, and feelings. Editorial material is created by the magazine's staff as well as through outside writers. The magazine is printed through a national printing service company.

Girls' Life magazine is published six times per year. Normally two issues are published in the second and fourth calendar quarters and one issue is published in each of the first and third calendar quarters.

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

Magazines mailed to the individual subscriber or to our newsstand distri-butor are not returned to us. If a subscriber cancels a subscription, the subscriber is reimbursed for the balance of unshipped magazines for the subscription period on a pro-rated basis. Magazines shipped to the newsstand distributor which are not sold on the newsstand are destroyed by the newsstand distributor.

The average number of magazines sold for one issue during the first three months of fiscal year 2007 and fiscal year 2006 are set forth in the following table.

    Distribution Channel            Number of Magazines Distributed
    --------------------            -------------------------------

                                         2007            2006
                                         ----            ----

      Newsstand Sales                    56,000          60,000

      Subscription Sales                300,000         290,000
                                       ---------       ---------
          Total Paid Circulation        356,000         350,000


      Complementary Copies                1,000           1,000


The following table sets forth the average number of magazines sold in domestic and international markets during the first three months of fiscal year 2007 and fiscal year 2006.

    Geographic Distribution         Number of Subscription Magazines Sold
    -----------------------         -------------------------------------

                                         2007            2006
                                         ----            ----

       United States                    298,000         288,000

       International                      2,000           2,000



Our magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection is available.


Discontinued Retail Business In Fiscal Year 2007

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

Peerce's Plantation has incurred losses in each quarter since its opening and has never been profitable. Because the Company did not expect that Peerce's Plantation would add to the Company's profitability in the future, management determined that Peerce's Plantation restaurant, bar and catering business was no longer viable. As a result of those losses and management's beliefs as to its future prospects, we closed Peerce's Plantation permanently on June 27, 2006. All sales and costs associated with Peerce's restaurant have been reclassified as Discontinued Operations for the three months ending July 31, 2006 and July 31, 2005, respectively.


NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at July 31, 2006
(in thousands).

Accounts receivable - publishing           $ 116
Less: Allowance for doubtful accounts        (50)
                                           ------
   Total accounts receivable               $  66
                                           ------


NOTE C - INVENTORIES

The Company valued inventories at the lower of average cost (first-in, first-out) or market. Inventory purchased during the quarters ending July 31, 2006 and July 31, 2005 was related to Peerce's Plantation operations. Due to the closing of Peerce's Plantation on June 27, 2006, all inventories were written off as of July 31, 2006.


NOTE D - PREPAID PUBLISHING EXPENSES

Total prepaid expenses for Girls' Life, Inc. for the period ending July 31, 2006 was $123,000. The prepaid expenses consist of expenses paid in advance for our August/September 2006 issue of Girls' Life magazine. $34,000 was prepaid for paper used for printing of Girls' Life magazines, $59,000 in prepaid postage and $30,000 for prepaid magazine expenses. Certain expenses are paid prior to the printing and shipping of each issue of the magazine.


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


NOTE G - DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF PEERCE'S PLANTATION RESTAURANT

Effective June 27, 2006, "Peerce's Plantation Restaurant" was closed. All sales and costs associated with Peerce's restaurant have been reclassified as Discontinued Operations for the three months ending July 31, 2006 and July 31, 2005, respectively.

Net sales and losses from discontinued operations of "Peerce's Plantation Restaurant" are as follows (in thousands):

                                        Three Months Ended July 31,

                                             2006         2005
                                       ------------------------------

Net sales                              $      163    $     381

Loss from discontinued operations             (35)         (74)



NOTE H - STOCK-BASED COMPENSATION ARRANGEMENTS

STOCK-BASED  COMPENSATION ARRANGEMENTS: The Company applied APB Opinion No.
25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the three months ended July 31, 2005. All stock options were cancelled during the fiscal year ended April 30, 2006.

In December 2004, the FASB issued SFAS No. 123R (as amended) which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values starting with the next fiscal year that begins after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R beginning May 1, 2006. The adoption of SFAS No. 123R did not have a material impact on its consolidated results of operations and earnings per share.

                                                       Three Months
                                                       Ended July 31,

                                                           2005
             (In thousands, except per share data)

Net loss, as reported                                    $ (395)
Less proforma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                          0
                                                         -------
Pro forma net loss                                       $ (395)
                                                         =======
Net loss per share:
  Basic - as reported                                    $ (0.24)
  Basic - pro forma                                      $ (0.24)
  Diluted - as reported                                  $ (0.24)
  Diluted - pro forma                                    $ (0.24)


NOTE I - SEGMENT INFORMATION

With the closing of "Peerce's Plantation Restaurant" on June 27, 2006, as of July 31, 2006, the Company operated in one industry segment. Our primary operation during the three months ending July 31, 2006 was the publication of "Girls' Life" magazine in the publishing segment.

Our primary operations during the three months ending July 31, 2005 was the publication of "Girls' Life" magazine in the publishing segment and Peerce's Plantation restaurant, bar and catering facility in the restaurant segment. All sales and costs for Peerce's Plantation have been classified as Discont-inued Operations for the three months ending July 31, 2005.


               Segment Information for the Quarter Ending July 31, 2006
             ------------------------------------------------------------
                                 (in thousands)

                                  Publishing    Other     Total

Revenues from external customers  $    566     $   -    $   566
Intersegment revenues                    -         -          -
Interest Income                          -         3          3
Depreciation and amortization            2        23         25
Segment profit (loss) before tax       (81)     (168)      (249)
Expenditures for segment assets          -         2          2
Total assets                           252     3,335      3,587


           Segment Information for the Quarter Ending July 31, 2005
         ------------------------------------------------------------
                                (in thousands)

                                  Publishing    Other     Total

Revenues from external customers  $     590    $    -   $   590
Intersegment revenues                     -         -         -
Interest Income                           -         9         9
Depreciation and amortization             3         7        10
Segment profit (loss) before tax       (156)     (165)     (321)
Expenditures for segment assets           2         5         7
Total assets                            615     4,222     4,837




NOTE J - MARKETABLE SECURITIES

The marketable securities were sold on May 17, 2006 for $40,000 resulting in a realized loss of $8,000.


Note K - SUBSEQUENT EVENT

On August 18, 2006, Girl's Life, Inc. ("Girls' Life"), a wholly-owned subsidiary of Monarch, sold the assets owned by Girls' Life used in conn-ection with the business of publishing, promoting and distributing Girls' Life magazine (the "Magazine") to Girls' Life Acquisition Corp. ("Buyer"), pursuant to an Asset Purchase Agreement dated August 18, 2006 by and among Girls' Life, Buyer and Monarch. The Buyer is owned by Karen Bokram, the CEO of the Buyer who has run Girls' Life's business since the Magazine's inception.

The purchase price for the assets was $900,000 plus the assumption of accounts payable of Girls' Life of approximately $500,000; in addition, the buyer has assumed the obligation to publish Girls Life as a result of which the Company will recognize deferred subscription revenue of $1,443,000. The $900,000 was paid by the delivery of a promissory note to Girls' Life (the "Note"), which provides for the accrual of interest at a rate of six percent (6%) per annum for a period of 90 days, at which time the principal and all accrued interest under the Note will become due and payable. The Note is secured by a pledge of 100% of the capital stock of the Buyer (the "Pledged Shares"). Upon a default under the Note, Girls' Life's exclusive remedy shall be the acquisition of the Pledged Shares.

Monarch intends to use any proceeds it receives from Girl's Life in respect of the asset sale to pay off its existing debt.



ITEM 2.             MONARCH SERVICES, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATION


CERTAIN CAUTIONARY INFORMATION

This Report on Form 10-QSB contains forward-looking statements. Forward-looking statements include, among other things, statements concerning sales growth in the publishing and restaurant segments, expenditures related to increased or decreased costs of materials, and estimated expenditures for possible new product lines or business opportunities. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expects'", "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors are discussed elsewhere herein and in our annual report on Form 10-KSB for the fiscal year ended April 30, 2006 and in other reports filed by us from time to time with the Securities and Exchange Commission.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition are based upon our consolidated financial statements which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of income from newsstand sales. On an on-going basis we evaluate our estimates for each quarter of our fiscal year and for our fiscal year end. These estimates, assumptions, and judgments are based on informa-tion available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. We believe that our most important accounting policies relate to revenue associated with the Girls' Life segment of our business. Actual results may differ from these estimates, assumptions and judgments.

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

The following discussion should be read in conjunction with the financial statement and the notes thereto in Item I of this report and the "Liquidity and Sources of Capital" section of Item 6 and Note N to our consolidated financial statements contained in Item 7 of Part II of our annual report on Form 10-KSB for the fiscal year ended April 30, 2006.

For the quarters ending July 31, 2006 and July 31, 2005, we had two operating subsidiaries. "Girls' Life, Inc." publishes a magazine, and the discontinued "Peerce's Plantation GL, LLC" operated a restaurant, catering facility and bar open to the general public. Peerce's Plantation began doing business in the quarter ended October 31, 2003. Peerce's Plantation Restaurant was closed effective June 27, 2006. Despite some success in attracting the target market, Peerce's Plantation was unable to generate significant or steadily increasing revenues since its opening. Because the Company did not expect that Peerce's Plantation would add to the Company's profitability in the future, management determined that Peerce's Plantation restaurant, bar and catering business was no longer viable. As a result, Peerce's Plantation was closed.

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

For the purpose of management's discussion of the results of operations of fiscal 2007 compared to fiscal 2006, references to fiscal 2007 are to the three months ending July 31, 2006, and references to fiscal 2006 are to the three months ending July 31, 2005.


RESULTS FOR THE FIRST QUARTER OF FISCAL YEAR 2007 AND 2006

Publishing sales of Girls' Life decreased $23,000, or 4%, to $566,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The net decrease in sales relates primarily to decreases in subscription revenue, newsstand revenue, and revenues from third parties for editorial services which was offset by increases in advertising revenue and miscellaneous other revenue.

Subscription revenue decreased by $24,000, or 8%, to $271,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The number of subscriptions to the magazine increased approximately 10,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006, but an increase in the number of subscriptions sold through subscription agencies at reduced prices resulted in lower revenue. The Company has also been offering special pricing direct to the customer which also resulted in lower income during this quarter and will lower subscription revenue in future periods. The special pricing offered by subscription agencies and the Company are necessary to maintain and attempt to increase our customer base. The Company attempted to increase the subscription base by increasing direct mail efforts during the first quarter of fiscal year 2007. Direct mail includes cards sent to potential new subscribers and renewal notices to current subscribers when they are approximately half-way into their current subscription period.

Newsstand revenue decreased by $2,000, or 2%, to $95,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. We believe that the decrease in newsstand revenue is attributed to variances in estimates that we use for newsstand revenues based on information supplied to us by our newsstand distributor and fewer magazines sold due to newsstand customers taking their vacations during this quarter. Newsstand revenues are adjusted quarterly based on the information supplied to us by our newsstand vendor and the actual cash we receive during the quarters from our newsstand distributor.

Revenue from editorial services to third parties decreased by $15,000, or 43%, to $20,000 in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. Revenue from third parties typically fluctuates from quarter to quarter and year to year based on the editorial needs of the third parties.

Advertising revenue increased by $14,000, or 9%, to $173,000 in the first quarter of fiscal year 2007 from the first quarter of fiscal year 2006.
The increase in advertising revenue is due to different mixes of advertisers and advertising rates in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. We also believe that advertising revenue increased this period due to an industry-wide increase in demand for advertising because of the expanding economy in the United States.

Miscellaneous revenue had a net increase of $4,000, or 133%, to $7,000 in the first quarter of fiscal year 2007 compared to $3,000 in the first quarter of fiscal year 2006. Miscellaneous revenue includes royalty income, list rental income and other miscellaneous revenue accounts. The increase in miscellaneous revenue was primarily due to an increase in list rental revenue which varies from quarter to quarter.

Cost of goods sold for publishing, as a percent of sales was 102%, or $577,000, in the first quarter of fiscal year 2007 compared to 111%, or $657,000, in the first quarter of fiscal year 2006. The net decrease in the cost of goods sold for publishing was primarily attributable to lower sales and a decrease in magazine expenses in the amount of $37,000, a decrease in labor costs in the amount of $1,000 and a decrease in shipping and postage expenses in the amount of $46,000 which was offset by a increase in miscellaneous expenses in the amount of $4,000.

Selling, general and administrative expenses as a percentage of sales for Girls' Life were 12%, or $70,000, for the first quarter of fiscal year 2007 compared to 15%, or $90,000 for the first quarter of fiscal year 2006. The decrease in selling, general and administrative expenses in the first quarter of fiscal year 2007 compared to fiscal year 2006 was primarily due to decreased advertising and promotional expenses in the amount of $15,000 and a decrease in other miscellaneous selling, general and administrative expenses in the amount of $5,000. Other miscellaneous expenses include travel expenses, utilities, taxes and insurance and office expenses.

Selling, general and administrative expenses for corporate overhead decreased by approximately $5,000 for the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. Selling, general and administrative expenses for corporate overhead was $171,000 in the first quarter of fiscal year 2007 compared to $176,000 in the first quarter of fiscal year 2006. The decrease in selling, general and administrative expenses was primarily due to a decrease in other expenses offset by increases in travel expenses, outside services and utilities.

All sales and costs for Peerce's Plantation restaurant have been classified as discontinued operations for the quarters ending July 31, 2006 and July 31, 2005.

Other income decreased $8,000 for the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The decrease was primarily due to a decrease in interest income due to decreased cash balances.


SUBSEQUENT EVENT

On August 18, 2006, Girl's Life, Inc. ("Girls' Life"), a wholly-owned subsidiary of Monarch, sold the assets owned by Girls' Life used in conn-ection with the business of publishing, promoting and distributing Girls' Life magazine (the "Magazine") to Girls' Life Acquisition Corp. ("Buyer"), pursuant to an Asset Purchase Agreement dated August 18, 2006 by and among Girls' Life, Buyer and Monarch. The Buyer is owned by Karen Bokram, the CEO of the Buyer who has run Girls' Life's business since the Magazine's inception.

The purchase price for the assets was $900,000 plus the assumption of accounts payable of Girls' Life of approximately $500,000; in addition, the buyer has assumed the obligation to publish Girls Life as a result of which the Company will recognize deferred subscription revenue of $1,443,000. The $900,000 was paid by the delivery of a promissory note to Girls' Life (the "Note"), which provides for the accrual of interest at a rate of six percent (6%) per annum for a period of 90 days, at which time the principal and all accrued interest under the Note will become due and payable. The Note is secured by a pledge of 100% of the capital stock of the Buyer (the "Pledged Shares"). Upon a default under the Note, Girls' Life's exclusive remedy shall be the acquisition of the Pledged Shares.

Monarch intends to use any proceeds it receives from Girl's Life in respect of the asset sale to pay off its existing debt.


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant losses from continuing operations in each of the last five years and for the first quarter of fiscal year 2007. These losses have resulted in negative operating cashflow since 2002. If the Company continues to experience losses at rates similar to historic loss rates, the Company's current balance of current assets could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt. Management is currently attempting to sell the 6,000 square foot luxury home zoned for residential use and sell the land consisting of 14.74 acres currently zoned residential to raise additional funds in the current operating fiscal year. Peerce's Plantation restaurant was closed on June 27, 2006 and management is currently attempting to sell or lease the restaurant. As discussed above, Girls' Life sold the magazine publishing business on August 18, 2006, but the proceeds from the sale will not be paid until November 16, 2006. If we are unable to sell these properties at reasonable prices or cannot find profitable uses for them, or if we do not receive the proceeds from the sale of these assets, then we may have to cease operations and liquidate our assets or declare bankruptcy.

At July 31, 2006, the Company had cash and cash equivalents of approximately $53,000, a decrease of $108,000 from the amount at April 30, 2006.

At July 31, 2006, the Company had $123,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At July 31, 2006, the Company had a loan payable in the amount of $100,000. The loan was made to the Company by Ester Dott, wife of A. Eric Dott, the chairman of Monarch Services, Inc. The loan has no interest and is to be repaid by October 31, 2006.



ITEM 3.  CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosures were carried out as of July 31, 2006 under the supervision and with the participation of our management team, including the CEO and CFO. Based on that evaluation, our management team, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective.


Changes in Internal Controls

During the first quarter of our fiscal year ended April 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

             31.1   Certificate of the Company's CEO required by
                    Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2   Certificate of the Company's CEO required by
                    Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   MONARCH SERVICES, INC.


Date   September 8, 2006              By:  /s/  Jackson Y. Dott
       -----------------              -------------------------------
                                      Chief Executive Officer



Date   September 8, 2006              /s/    Marshall Chadwell
       -----------------              -------------------------------
                                      Marshall Chadwell, Controller
                                      Chief Financial Officer
                                     (Principal Accounting and
                                      Financial Officer)



EXHIBIT INDEX


             Number       Description
             ------       -----------

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