Form 10QSB
period 2006-10-31
MONARCH SERVICES INC
filed 2006-12-15
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR QUARTER ENDED  October 31, 2006     COMMISSION FILE NO. 000-8512
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

                              YES [   ]      NO [ X ]

As of December 15, 2006, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                MONARCH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                October 31, 2006
                                               ------------------
                                                 (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $   20
  Certificates of deposit                                65
  Other prepaid expenses                                 25
  Note receivable                                       900
  Other current assets                                   26
  Assets held for sale                                3,062
                                                      -----
           TOTAL CURRENT ASSETS                       4,098
                                                      -----
PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         119
   Leasehold improvements                               324
                                                      -----
                                                        443
   Less accumulated depreciation                       (385)
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET            58
                                                      -----
             TOTAL ASSETS                            $4,156
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  211
   Loan payable - related party                         100
   Income tax payable                                    98
   Accrued expenses                                      95
                                                      -----
           TOTAL CURRENT LIABILITIES                    504

STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781

   Retained deficit                                    (131)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               3,652
                                                      -----

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $4,156
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                    MONARCH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         Three Months Ended  Six Months Ended
                                             October 31,       October 31,
                                         ------------------  ----------------

                                             2006     2005     2006     2005
                                             ----     ----     ----     ----

                                         (000's omitted, except per share data)

Net sales                                  $     0  $     0  $     0  $     0

Cost of goods sold                               0        0        0        0
                                           -----------------------------------
Gross profit (loss) from continuing
   operations                                    0        0        0        0

Selling, general and administrative
   expenses                                    176      148      347      324
                                           -----------------------------------
Loss before other income
      and income taxes                        (176)    (148)    (347)    (324)

Other income:
    Investment and interest income              12       6        16       17

Gain on disposal of assets from
      "Monarch Services, Inc." (net
      of income tax benefit of $0
      for the three months and six
      months ended October 31, 2006,
      respectively                              20        0       20        0
                                           -----------------------------------
Loss from continuing operations
   before income tax benefit                  (144)    (142)    (311)    (307)

Income tax (benefit) expense                     0        0        0        0
                                           -----------------------------------
Net loss from
    continuing operations                     (144)    (142)    (311)    (307)
                                           -----------------------------------


Discontinued Operations:
   Operating loss from "Peerce's
      Plantation" (net of income tax
      of $0 and $0) for the three
      months and six months ended
      October 31, 2006 and 2005,
      respectively                              (7)    (133)     (42)    (207)

   Operating loss from "Girls' Life"
      (net of income tax of $0 and $0)
      for the three months and six months
      ended October 31, 2006 and 2005,
      respectively                              (8)      77      (89)     (79)


   Gain on sale of Girls' Life magazine
      (net of income tax expense of
       $98 for the three months and
       six months ended October 31,
       2006, respectively                    2,363        0    2,363        0


   Gain on disposal of assets from
      "Peerce's Plantation" (net of
      income tax benefit of $0 and
      $0) for the three months and
      six months ended October 31,
      2006, respectively                        10        0       10        0

                                           -----------------------------------
Gain (loss)from discontinued operations      2,358      (56)   2,242    (286)
                                           -----------------------------------
Net Income (loss)                         $  2,214    $(198) $ 1,931    $(593)

Other comprehensive income
   net of tax                                    0        0        0        0
                                           -----------------------------------
Comprehensive Income (loss)               $  2,214    $(198) $ 1,931    $(593)
                                           ===================================
Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                               $ (0.09)   (0.09)    (0.19)  (0.19)

Gain (loss) from discontinued operations      1.46     (.03)     1.38    (.18)
                                           -----------------------------------
Net Gain (loss) per common share -
   basic and diluted                       $  1.37    (0.12)     1.19   (0.37)
                                           -----------------------------------

Dividends per share                        $   .00      .00       .00     .00
                                           -----------------------------------
Weighted average number of shares
   outstanding - basic and diluted      1,619,620 1,619,620 1,619,620 1,619,620
                                        ---------------------------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Six Months Ended
                                                  October  31,
                                              -------------------
                                               2006         2005
                                              -----         ----
                                 (000's Omitted, except per share data)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                            $ 1,931     $ (593)
  Adjustments to reconcile net income
    (loss) to net cash used by operating
    activities:
        Depreciation and amortization              30         75
        Loss on sale of marketable securities
          available for sale                        8          0
        Gain on sale of assets                 (2,383)         0
        Increase/decrease in operating
          assets and liabilities:
          Accounts receivable,
          inventory, prepaid expenses,
          accounts payable, accrued
          expenses and deferred
          subscription revenue                    (73)       (77)
                                                ------     ------
Total cash provided (used) by operating
   activities                                    (487)      (595)
                                                ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment,
     intangible assets and improvements            (2)       (22)
  Maturity/redemption of certificates
     of deposit                                     0        527
  Proceeds from sale of marketable
     securities available for sale                 39          0
  Proceeds from disposal of Monarch
     and Peerce's Plantation assets                42          0

                                                ------     ------
    Total cash provided by
     investing activities                          79        505
                                                ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    None                                            0          0
                                                ------     ------
NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                  (408)       (90)

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                             493        112
                                                ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $     85    $    22
                                              =======    =======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. ("Monarch"), the discontinued operations of Girls' Life, Inc. which was sold on August 18, 2006 to Girls' Life Acquisition Corporation and the discontinued operations of Peerce's Plantation GL, LLC which was closed permanently on June 27, 2006 (collectively referred to herein as the "Company") Girls' Life and Peerce's Plantation sales for the three months and six months ending October 31, 2006 and 2005, have been reclassified as Discontinued Operations.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending October 31, 2006 and the six months ending October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2006.


Publishing Business

Prior to August 18, 2006, the discontinued subsidiary Girls' Life, Inc., published a bi-monthly magazine for young girls ages ten to fifteen. On August 18, 2006, Girls' Life, Inc. entered into an Asset Purchase Agreement pursuant to which it sold the magazine publishing business. See Note J, SUBSEQUENT EVENT.

Girls' Life magazine was published by Girls' Life, Inc. six times per year. Normally two issues were published in the second and fourth calendar quarters and one issue was published in each of the first and third calendar quarters.

Girls' Life magazine subscriptions were sold through traditional sources such as direct-mail solicitation, insert cards and subscription agents.

The magazine was also sold on newsstands, and subscriptions could be obtained or renewed through the internet on the Girls' Life website located at (www.girlslife.com). Newsstand copies were distributed nationally and internationally.

The subscription price of a one-year Girls' Life subscription was between $14.95 and $19.95; however, the amount realized by the Company was a small portion of this amount if a subscription service was used. The suggested newsstand price of a single issue of Girls' Life in the United States was $3.50. Girls' Life also derived revenue from external and advertising services.

Magazines mailed to the individual subscriber or to Girls' Life newsstand distributors were not returned to Girls' Life. If a subscriber canceled a subscription, the subscriber was reimbursed for the balance of unshipped magazines for the subscription period on a pro-rated basis. Magazines shipped to Girls' Life newsstand distributors which were not sold on the newsstand were destroyed by the newsstand distributors.

The average number of magazines sold for three issues during the first six months of fiscal year 2007 and fiscal year 2006 are set forth in the following table.


    Distribution Channel            Number of Magazines Distributed
    --------------------            -------------------------------

                                         2007              2006
                                         ----              ----

      Newsstand Sales                   61,000            69,000

      Subscription Sales               299,000           281,000
                                       -------          --------
          Total Paid Circulation       360,000           350,000


      Complementary Copies               1,000             1,000


The following table sets forth the average number of magazines sold in domestic and international markets during the first six months of fiscal year 2007 and fiscal year 2006.




    Geographic Distribution         Number of Subscription Magazines Sold
    -----------------------         -------------------------------------

                                         2007              2006
                                         ----              ----

      United States                    297,000           279,000

      International                      2,000             2,000




The magazine was generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection was available.


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

Peerce's Plantation had incurred losses in each quarter since its opening and had never been profitable. Because the Company did not expect that Peerce's Plantation would add to the Company's profitability in the future, management determined that Peerce's Plantation restaurant, bar and catering business was no longer viable. As a result of those losses and management's beliefs as to its future prospects, we closed Peerce's Plantation permanently on June 27, 2006. All sales and costs associated with Peerce's restaurant have been reclassified as Discontinued Operations for the three months and six months ending October 31, 2006 and October 31, 2005, respectively.


NOTE B - ACCOUNTS RECEIVABLE

None


NOTE C - INVENTORIES

None


NOTE D - PREPAID PUBLISHING EXPENSES

None


NOTE E - INCOME TAXES

The Company has only recorded tax benefits to the extent carryback claims are available, and has not recorded any tax benefit associated with the future realization of operating losses.

The Company recorded an estimated income tax liability in the amount of approximately $98,000 due to the sale of Girls' Life, Inc. magazine on August 18, 2006 to Girls' Life Acquisition Corporation.



NOTE F - DISCONTINUED OPERATIONS

Effective June 27, 2006, "Peerce's Plantation Restaurant" was closed. All sales and costs associated with Peerce's restaurant have been reclassified as Discontinued Operations for the three months and six months ending October 31, 2006 and the three months and six months ending October 31, 2005, respectively.

Net sales and losses from discontinued operations of "Peerce's Plantation Restaurant" are as follows (in thousands):

                                       Three Months Ended October 31,

                                             2006         2005
                                       ------------------------------

Net sales                              $        0    $     296

Loss from discontinued operations              (7)        (133)

Gain on disposal of assets                     10            0




                                        Six Months Ended October 31,

                                             2006         2005
                                       -----------------------------

Net sales                              $      197    $     677

Loss from discontinued operations             (42)        (207)

Gain on disposal of assets                     10            0




Effective August 18, 2006, "Girls' Life" magazine was sold. All sales and costs associated with Girls' Life magazine have been reclassified as Discontinued Operations for the three months and six months ending October 31, 2006 and the three months and six months ending October 31, 2005, respectively.

Net sales and losses from discontinued operations of "Girls' Life magazine" are as follows (in thousands):

                                       Three Months Ended October 31,

                                             2006         2005
                                       ------------------------------

Net sales                              $      398    $    1,302

Gain (loss) from discontinued operations       (8)           77

Gain on disposal of assets                   2,363            0



                                        Six Months Ended October 31,

                                             2006         2005
                                       -----------------------------

Net sales                              $      964    $    1,892

Loss from discontinued operations             (89)          (79)

Gain on disposal of assets                  2,363             0



NOTE G - STOCK-BASED COMPENSATION ARRANGEMENTS

STOCK-BASED  COMPENSATION ARRANGEMENTS: The Company applied APB Opinion No.
25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the six months ended October 31, 2006. All stock options were cancelled during the fiscal year ended April 30, 2006.


In December 2004, the FASB issued SFAS No. 123R (as amended) which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values starting with the next fiscal year that begins after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 are longer an alternative to financial statement recognition. The Company was required to adopt SFAS No. 123R beginning May 1, 2006. The adoption of SFAS No. 123R did not have a material impact on its consolidated results of operations and earnings per share.

                                                        Six Months
                                                     Ended October 31,

                                                           2006
------------------------------------------------------------------------
             (In thousands, except per share data)

Net loss, as reported                                    $ (443)

Less proforma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                          0
                                                         -------
Pro forma net loss                                       $ (443)
                                                         =======


Net loss per share:
  Basic - as reported                                    $ (0.27)
  Basic - pro forma                                      $ (0.27)
  Diluted - as reported                                  $ (0.27)
  Diluted - pro forma                                    $ (0.27)


NOTE H - MARKETABLE SECURITIES

None


NOTE I - SEGMENT INFORMATION

With the closing of "Peerce's Plantation Restaurant" on June 27, 2006 and the sale of "Girls' Life Magazine" on August 18, 2006, as of October 31, 2006, the Company did not operate in any industry segment.

Our primary operations during the three months and six months ending July 31, 2005 was the publication of "Girls' Life" magazine in the publishing segment and Peerce's Plantation restaurant, bar and catering facility in the restaurant segment. All sales and costs for Girls' Life and Peerce's Plantation have been classified as Discontinued Operations for the three months and six months ending October 31, 2006 and 2005, respectively.


NOTE J - SUBSEQUENT EVENT

On August 18, 2006, Girls' Life, Inc. ("Girls' Life"), a wholly-owned subsid-iary of the Company, sold the assets owned by Girls' Life used in connection with the business of publishing, promoting and distributing Girls' Life magazine (the "Magazine") to Girls' Life Acquisition Corporation ("Buyer"), pursuant to an Asset Purchase Agreement dated August 18, 2006 by and among Girls' Life, Buyer and Monarch. The Buyer is owned by Karen Bokram, the
CEO of the Buyer who has run Girls' Life's business since the Magazine's inception.

The purchase price for the assets was $900,000 plus the assumption of accounts payable of Girls' Life of approximately $500,000, in addition, the buyer has assumed the obligation to publish Girls Life as a result, Buyer will recognize deferred subscription revenue of $1,443,000. The $900,000 was paid by the delivery of a promissory note to Girls' Life (the "Note"), which provides for the accrual of interest at a rate of six percent (6%) per annum for a period of 90 days, at which time the principal and all accrued interest under the Note was to become due and payable. The Note is secured by a pledge of 100% of the capital stock of the Buyer (the "Pledged Shares") pursuant to a pledge agreement.

On November 28, 2006, the Company received $315,090 from the Buyer as partial payment of the note which included $15,090 in accrued interest. Also, on November 28, 2006, the Company and Girls' Life entered into a modification agreement with the Buyer, which among other things, extended the maturity date of the Note until August 16, 2007. The $600,000 remaining balance of the note as of November 28, 2006 and accrued interest through August 16, 2007 will be paid to the Company on August 16, 2007. Pursuant to the Modification Agreement, the Buyer executed a Security Agreement, pursuant to which it granted Girls' Life a security interest in the Buyer's assets to secure payment under the Note. Karen Bokram also executed a Guaranty Agreement in favor of Girl's Life to guarantee payment under the note. In connection with the execution of the Modification Agreement, Girls' Life entered into a Subordination Agreement with M&T Bank, a lender to the Buyer, pursuant to which Girl's Life agreed to subordinate its remedies under the Note, the Pledge Agreement, the Security Agreement and the Guaranty Agreement until August 16, 2007. The Board of Directors of Monarch Services, Inc., decided it was in the best interests of the Company to enter into the modification agreement.

Monarch intends to use any proceeds it receives from Girl's Life in respect to the asset sale to pay off its existing debt.


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


APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition are based upon our consolidated financial statements which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of income from newsstand sales. On an on-going basis we evaluate our estimates for each quarter of our fiscal year and for our fiscal year end. These estimates, assumptions, and judgments were based on informa-tion available as of the date of the financial statements; accordingly, as that information changed, the financial statements could reflect different estimates, assumptions and judgments. We believe that our most important accounting policies related to revenue associated with the discontinued Girls' Life segment of our business. Actual results could have differed from those estimates, assumptions and judgments.



Revenue Recognition

Newsstand revenues in the publishing segment were estimated based on information supplied to us by the Girls' Life newsstand distributor and from actual cash payments received. We based our estimates on reports supplied to us by the Girls' Life newsstand distributors and from actual cash revenues received during the fiscal year. Those estimates, assumptions, and judgments were based on information available as of August 17, 2006, the date of the sale of Girls' Life to Girls' Life Acquisition Corporation; accordingly, as that information changed, the financial statements could reflect different estimates, assumptions, and judgments.

The following discussion should be read in conjunction with the financial statements and the notes thereto in Item I of this report and the "Liquidity and Sources of Capital" section of Item 6 and Note N to our consolidated financial statements contained in Item 7 of Part II of our annual report on Form 10-KSB for the fiscal year ended April 30, 2006.

For the three months and six months ending October 31, 2006 and October 31, 2005, we had two operating subsidiaries. The discontinued "Girls' Life, Inc." published a magazine, and the discontinued "Peerce's Plantation GL, LLC" operated a restaurant, catering facility and bar open to the general public. Peerce's Plantation began doing business in the quarter ended October 31, 2003. Peerce's Plantation Restaurant was closed effective June 27, 2006. Despite some success in attracting the target market, Peerce's Plantation was unable to generate significant or steadily increasing revenues since its opening. Because the Company did not expect that Peerce's Plantation would add to the Company's profitability in the future, management determined that Peerce's Plantation restaurant, bar and catering business was no longer viable. As a result, Peerce's Plantation was closed.

The revenues of Girls' Life, Inc. were seasonal in nature.  Girls' Life magazine was published six times per year. The typical publication schedule usually resulted in the accrual of revenues for one issue in the first and third quarters of the fiscal year and the accrual of revenues for two issues in the second and fourth quarters of the fiscal year. The publication schedule was subject to revision without notice. There were six issues of Girls' Life magazine in each of the fiscal year 2006 and fiscal year 2005. Newsstand revenue and Cost of Goods Sold for the six issues of Girls' Life magazine sold on the newsstand for fiscal years 2006 and 2005 were estimated based on information furnished to us by the Girls' Life distribution agent which distributed Girls' Life newsstand copies nationally and internationally.
We made adjustments quarterly and annually to the actual revenues based on cash payments actually received, less fees and expenses deducted by the Girls' Life distribution agent. Final adjustments with respect to an issue of Girls' Life were generally completed within six months of the appearance of such issue on newsstands.

As a result of the sale of Girl's Life magazine to Girls' Life Acquisition Corporation and the closing of Peerce's Plantation, all sales and expenses for the three months and six months ending October 31, 2006 and the three months and six months ending October 31, 2005, have been reclassified as discontinued operations.



RESULTS FOR THE SECOND QUARTER OF FISCAL YEAR 2007 AND 2006

Due to the closing of Peerce's Plantation and the sale of Girls' Life, Inc.
to Girls Life Acquisition Corporation, all sales and expenses for both segments of the business for the quarter ending October 31, 2006 and 2005, respect-ively, were reclassified as discontinued operations. Only income and expenses of Monarch Services, Inc. (corporate overhead) have been shown in the financial statements under the category of continuing operations.

Selling, general and administrative expenses for corporate overhead increased by approximately $28,000 for the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. Selling, general and administrative expenses for corporate overhead was $176,000 in second quarter of fiscal year 2007 compared to $148,000 in the second quarter of fiscal year 2006. The increase in selling, general and administrative expenses was primarily due to a increase in utilities, taxes, insurance and maintenance expenses due to the closing of Peerce's Plantation. Since the closing of Peerce's Plantation, Monarch Services, Inc. has absorbed all the costs associated with the rest-aurant.

Other income increased $6,000 for the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006. The increase was primarily due to the accrued interest on the Note Receivable from Girls' Life Acquisition Corporation, offset by a decrease in interest income due to decreased cash balances.


RESULTS FOR THE FIRST SIX MONTHS OF FISCAL YEAR 2007 AND 2006


Due to the closing of Peerce's Plantation and the sale of Girls' Life, Inc.
to Girls Life Acquisition Corporation, all sales and expenses for both segments of the business for the six months ending October 31, 2006 and 2005, respect-ively were reclassified as discontinued operations. Only income and expenses of Monarch Services, Inc. (corporate overhead) have been shown in the financial statements under the category of continuing operations.

Selling, general and administrative expenses for corporate overhead increased by approximately $23,000 for the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. Selling, general and admin-istrative expenses for corporate overhead was $347,000 in the first six months of fiscal year 2007 compared to $324,000 in the first six months of fiscal year 2006. The increase in selling, general and administrative expenses was primarily due to a increase in utilities, taxes, insurance and maintenance expenses due to the closing of Peerce's Plantation. Since the closing of Peerce's Plantation, Monarch Services, Inc. has absorbed all the costs associated with the restaurant.

Other income decreased $1,000 for the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. The decrease was primarily due to a decrease in interest income due to decreased cash balances.



LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant losses from continuing operations in each of the last five years and for the first six months of fiscal year 2007. These losses have resulted in negative operating cashflow since 2002. If the Company continues to experience losses at rates similar to historic loss rates, the Company's current balance of current assets could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt. Management is currently attempting to sell the 6,000 square foot luxury home zoned for residential use and sell the land consisting of 14.74 acres currently zoned residential to raise additional funds in the current operating fiscal year. Peerce's Plantation restaurant was closed on June 27, 2006, and management is currently attempting to sell or lease the restaurant. As discussed above, Girls' Life sold the magazine publishing business on August 18, 2006, and partial proceeds of $315,090 from the sale were received on November 28, 2006. If we are unable to sell these properties at reasonable prices or cannot find profitable uses for them, or if we do not receive the balance of the proceeds from the sale of the magazine publishing business, then we may have to cease operations and liquidate our assets or declare bankruptcy. At October 31, 2006, the Company had cash and cash equivalents of approximately $20,000, a decrease of $141,000 from the amount at April 30, 2006.

At October 31, 2006, the Company had $65,000 in certificates of deposit with a stated maturity date of November 26, 2006. To date, the Company has had immediate access to these funds without incurring a penalty or a reduction in the interest rate.

At October 31, 2006, the Company had a loan payable in the amount of $100,000. The loan was made to the Company by Ester Dott, wife of A. Eric Dott, the chairman of Monarch Services, Inc. The loan has no interest and was to be repaid by October 31, 2006. Payment of the loan has been extended.



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

An evaluation of the effectiveness of these disclosures were carried out as of October 31, 2006 under the supervision and with the participation of our management team, including the CEO and CFO. Based on that evaluation, our management team, including the CEO and CFO, has concluded that our disclosure controls and procedures are effective.


Changes in Internal Controls

During the first six months of our fiscal year ended April 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEMS 1 THROUGH 5
   NONE / NOT APPLICABLE


Item 4.   Submission of Matters to a Vote of Security Holders.

The 2006 Annual Meeting of Stockholders was held at 10:00 a.m. on October 25, 2006, at Monarch Services, Inc., 4517 Harford Road, Baltimore, Maryland 21214.

Results of the proposal for the election of A. Eric Dott and Trent Walklett as Class III Directors of the Company to serve until the 2009 annual meeting of stockholders and until their successors are elected and qualified.


                                    Votes For  Votes Withheld  Abstained
                                    ---------  --------------  ---------
   A. Eric Dott and Trent Walklett  1,244,344      138,973        25


Directors continuing in office after meeting:

David F. Gonano is serving as a Class I Director of the Company until the 2007 annual meeting of stockholders and until his successor is duly elected and qualified.

Jackson Y. Dott is serving as a Class II Director of the Company until the 2008 annual meeting of stockholders and until his successor is duly elected and qualified.


Results of the proposal to ratify Stegman & Company as independent auditors of the Company for the fiscal year ending April 30, 2007.


           Votes For        Votes Against        Votes Abstained
           ---------        -------------        ----------------
           1,441,241           11,010                 1,000



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

           3(a)(2)  The Company's Articles Supplementary dated
                    December 21, 2000 (incorporated by reference to Exhibit 3A.2 to the Company's 8-K filed
                    December 29, 2000).

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

             10(e) Asset Purchase Agreement dated August 18, 2006 (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on August 23, 2006).

             10(f) Non-Negotiable Secured Promissory Note of Girls' Life Acquisition Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on December 7, 2006, amending the Form 8-K filed on August 23, 2006).

             10(g) Stock Pledge Agreement between Karen Bokram and Girls' Life, Inc. (incorporated by reference to
                    Exhibit 10.2 of the Company's Form 8-K/A filed on December 7, 2006, amending the Form 8-K filed on August 23, 2006).

             10(h) Modification Agreement by and among the Company, TNK, Inc. (f/k/a Girls' Life, Inc.), Girls' Life Acquisition Corporation and Karen Bokram dated November 28, 2006 (incorporated by reference to
                    Exhibit 2.1 of the Company's Form 8-k/A filed on December 7, 2006, amending the Form 8-K filed on December 4, 2006).

             10(i) Security Agreement between TNK, Inc. (f/k/a Girls' Life, Inc.) and Girls Life Acquisition Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on December 7, 2006, amending the Form 8-K filed on December 4, 2006).

             10(j) Guaranty Agreement between TNK, Inc. and Karen Bokram (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K/A filed on December 7, 2006, amending the Form 8-K filed on December 4,
                    2006).

             10(k) Subordination Agreement between TNK, Inc. and Manufacturers Traders Trust Company (incorporated by reference to Exhibit 10.3 of the Company's 8-K/A filed on December 7, 2006, amending the Form 8-K filed on December 4, 2006).

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

                                   MONARCH SERVICES, INC.


Date   December 15, 2006              By:  /s/  Jackson Y. Dott
       -----------------              -------------------------------
                                      Chief Executive Officer



Date   December 15, 2006              /s/    Marshall Chadwell
       -----------------              -------------------------------
                                      Marshall Chadwell, Controller
                                      Chief Financial Officer
                                     (Principal Accounting and
                                      Financial Officer)



EXHIBIT INDEX


            Number       Description
            ------       -----------

           3(a)(1)  The Company's Articles of Incorporation dated
                    September 22, 2000 (incorporated by reference to Exhibit 3A.1 to the Company's Form 8-K filed December 28, 2000).

           3(a)(2)  The Company's Articles Supplementary dated
                    December 21, 2000 (incorporated by reference to Exhibit 3A.2 to the Company's 8-K filed
                    December 29, 2000).

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

             10(e) Asset Purchase Agreement dated August 18, 2006 (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on August 23, 2006).

             10(f) Non-Negotiable Secured Promissory Note of Girls' Life Acquisition Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on December 7, 2006, amending the Form 8-K filed on August 23, 2006).

             10(g) Stock Pledge Agreement between Karen Bokram and Girls' Life, Inc. (incorporated by reference to
                    Exhibit 10.2 of the Company's Form 8-K/A filed on December 7, 2006, amending the Form 8-K filed on August 23, 2006).

             10(h) Modification Agreement by and among the Company, TNK, Inc. (f/k/a Girls' Life, Inc.), Girls' Life Acquisition Corporation and Karen Bokram dated November 28, 2006 (incorporated by reference to
                    Exhibit 2.1 of the Company's Form 8-k/A filed on December 7, 2006, amending the Form 8-K filed on December 4, 2006).

             10(i) Security Agreement between TNK, Inc. (f/k/a Girls' Life, Inc.) and Girls Life Acquisition Corporation (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K/A filed on December 7, 2006, amending the Form 8-K filed on December 4, 2006).

             10(j) Guaranty Agreement between TNK, Inc. and Karen Bokram (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K/A filed on December 7, 2006, amending the Form 8-K filed on December 4,
                    2006).

             10(k) Subordination Agreement between TNK, Inc. and Manufacturers Traders Trust Company (incorporated by reference to Exhibit 10.3 of the Company's 8-K/A filed on December 7, 2006, amending the Form 8-K filed on December 4, 2006).


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