Form 10QSB
period 2007-01-31
MONARCH SERVICES INC
filed 2007-03-19
CIK 202685

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                  10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



FOR THE QUARTERLY PERIOD ENDED  January 31, 2007 COMMISSION FILE NO. 000-8512
                                -----------                          --------


                         MONARCH SERVICES, INC.
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Maryland                           52-1073628
---------------------------------  --------------------------------
 (State or other jurisdiction of  (IRS Employer Identification No.)
        incorporation)


     4517 Harford Road, Baltimore, Maryland               21214
------------------------------------------------       ----------
    (Address of principal executive offices)           (Zip Code)



Issuer's telephone number, including area code       410-254-9200
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

                              YES [   ]      NO [ X ]

As of March 16, 2007, the number of shares outstanding of the issuer's common stock was 1,619,620 shares.

Transitional Small Business Issue Format (check one):

                              YES [   ]      NO [ X ]

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                MONARCH SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)
                                                January 31, 2007
                                               ------------------
                                                 (000's Omitted)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $  196
  Other prepaid expenses                                 32
  Note receivable                                       600
  Other current assets                                    6
  Assets held for sale                                3,062
                                                      -----
           TOTAL CURRENT ASSETS                       3,896
                                                      -----
PROPERTY AND EQUIPMENT
   Machinery, equipment, furniture and fixtures         119
   Leasehold improvements                               324
                                                      -----
                                                        443
   Less accumulated depreciation                       (388)
                                                      -----
           TOTAL PROPERTY AND EQUIPMENT - NET            55
                                                      -----
             TOTAL ASSETS                            $3,951
                                                      -----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                  $  204
   Loan payable - related party                         100
   Income tax payable                                    98
   Accrued expenses                                      59
                                                      -----
           TOTAL CURRENT LIABILITIES                    461

STOCKHOLDERS' EQUITY
   Common Stock - par value $.001 per share:
      Authorized - 10,000,000 shares;
      shares outstanding 1,619,620                        2
   Capital surplus                                    3,781

   Retained deficit                                    (293)
                                                     ------
             TOTAL STOCKHOLDERS' EQUITY               3,490
                                                      -----

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $3,951
                                                      -----

<F1>
See notes to Consolidated Financial Statements.

                    MONARCH SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                         Three Months Ended  Nine Months Ended
                                             January 31,       January 31,
                                         ------------------  ----------------

                                             2007     2006     2007     2006
                                             ----     ----     ----     ----

                                         (000's omitted, except per share data)

Net sales                                  $     0  $     0  $     0  $     0

Cost of goods sold                               0        0        0        0
                                           -----------------------------------
Gross profit from continuing
   operations                                    0        0        0        0

Selling, general and administrative
   expenses                                    174      151      521      475
                                           -----------------------------------
Loss before other income
      and income taxes                        (174)    (151)    (521)    (475)

Other income:
    Investment and interest income              10        4       26       21

Gain on disposal of assets from
      "Monarch Services, Inc." (net
      of income tax benefit of $0
      for the three months and nine
      months ended January 31, 2007,
      respectively                               1        0       21        0
                                           -----------------------------------
Loss from continuing operations
   before income tax expense                  (163)    (147)    (474)    (454)

Income tax expense                               0       15        0       15
                                           -----------------------------------
Net loss from
    continuing operations                     (163)    (162)    (474)    (469)
                                           -----------------------------------
Discontinued Operations:
   Operating loss from "Peerce's
      Plantation" (net of income tax
      of $0 and $0) for the three
      months and nine months ended
      January 31, 2007 and 2006,
      respectively                             (24)    (106)     (66)    (314)

   Operating loss from "Girls' Life"
      (net of income tax of $0 and $0)
      for the three months and nine months
      ended January 31, 2007 and 2006,
      respectively                               0      (69)     (89)    (148)

   Gain on sale of Girls' Life magazine
      (net of income tax expense of
       $0) for the three months and
      (net of income tax expense of $98)
       for the nine months ended January
       31, 2007, respectively                   25        0    2,388        0

   Gain on disposal of assets from
      "Peerce's Plantation" (net of
      income tax benefit of $0 and
      $0) for the three months and
      nine months ended January 31,
      2007, respectively                         0        0       10        0

                                           -----------------------------------
Gain (loss)from discontinued operations          1     (175)   2,243     (462)

                                           -----------------------------------
Net Income (loss)                         $   (162)   $(337) $ 1,769    $(931)

Other comprehensive income
   net of tax                                    0        5        0        6
                                           -----------------------------------
Comprehensive Income (loss)               $   (162)   $(332) $ 1,769    $(925)
                                           ===================================
Net loss per common share
   basic and diluted:

Loss from continuing operations
   per share                               $ (0.10)   (0.10)    (0.29)  (0.29)

Gain (loss) from discontinued operations     (0.00)   (0.11)     1.38   (0.28)
                                           -----------------------------------
Net Gain (loss) per common share -
   basic and diluted                       $ (0.10)   (0.21)     1.09   (0.57)
                                           -----------------------------------

Dividends per share                        $   .00      .00       .00     .00
                                           -----------------------------------
Weighted average number of shares
   outstanding - basic and diluted      1,619,620 1,619,620 1,619,620 1,619,620
                                        ---------------------------------------

<F1>
See Notes to Consolidated Financial Statements.

               MONARCH SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                Nine Months Ended
                                                  January  31,
                                              -------------------
                                               2007         2006
                                              -----         ----
                                 (000's Omitted, except per share data)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (loss)                            $ 1,769     $ (930)
  Adjustments to reconcile net income
    (loss) to net cash used by operating
    activities:
        Depreciation and amortization              34        112
        Loss on sale of marketable
          securities available for sale             8          0
        Gain on sale of assets                 (2,409)         0
        Increase/decrease in operating
          assets and liabilities:
          Accounts receivable,
          inventory, prepaid expenses,
          accounts payable, accrued
          expenses and deferred
          subscription revenue                    (79)       410
                                                ------     ------
Total cash provided (used) by operating
   activities                                    (677)      (408)
                                                ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on note receivable                  300          0
  Purchases of property and equipment,
     intangible assets and improvements            (2)       (25)
  Maturity/redemption of certificates
     of deposit                                     0        523
  Proceeds from sale of marketable
     securities available for sale                 39          0
  Proceeds from disposal of Monarch
     and Peerce's Plantation assets                43          0
                                                ------     ------
    Total cash provided by
     investing activities                         380        498
                                                ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loan payable - related
      party                                         0        100
                                                ------     ------
Total cash provided by financing activities         0        100
                                                ------     ------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                  (297)       190

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                             493        112
                                                ------     ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                              $    196    $   302
                                              =======    =======

<F1>
See Notes to Consolidated Financial Statements.

                 MONARCH SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include Monarch Services, Inc. ("Monarch"), the discontinued operations of Girls' Life, Inc. which was sold on August 18, 2006 to Girls' Life Acquisition Corporation and the discontinued operations of Peerce's Plantation GL, LLC which was closed permanently on June 27, 2006 (collectively referred to herein as the "Company") Girls' Life and Peerce's Plantation sales for the three months and nine months ending January 31, 2007 and 2006, have been reclassified as Discontinued Operations.

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Certain reclassifications have been made to amounts previously reported to conform with the current classifications. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. All material intercompany balances between Monarch and its subsidiaries have been eliminated in consolidation. Operating results for the three months ending January 31, 2007 and the nine months ending January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007. There has been no significant change to the Company's accounting policies as disclosed in the annual report. For further information, reference should be made to the financial statements and notes included in the Company's annual report on Form 10-KSB for the fiscal year ended April 30, 2006.


Publishing Business

Prior to August 18, 2006, the discontinued subsidiary Girls' Life, Inc., published a bi-monthly magazine for young girls ages ten to fifteen. On August 18, 2006, Girls' Life, Inc. entered into an Asset Purchase Agreement pursuant to which it sold the magazine publishing business. See Note G.

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

The average number of magazines sold for four issues during the first nine months of fiscal year 2007 and fiscal year 2006 are set forth in the following table.


    Distribution Channel            Number of Magazines Distributed
    --------------------            -------------------------------

                                         2007              2006
                                         ----              ----

      Newsstand Sales                   61,000            68,000

      Subscription Sales               299,000           295,000
                                       -------          --------
          Total Paid Circulation       360,000           363,000


      Complementary Copies               1,000             1,000


The following table sets forth the average number of magazines sold in domestic and international markets during the first nine months of fiscal year 2007 and fiscal year 2006.




    Geographic Distribution         Number of Subscription Magazines Sold
    -----------------------         -------------------------------------

                                         2007              2006
                                         ----              ----

      United States                    297,000           293,000

      International                      2,000             2,000




The magazine is generally protected by registered trademarks and copyrights in the United States and foreign countries to the extent that such protection was available.


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

Peerce's Plantation had incurred losses in each quarter since its opening and had never been profitable. Because the Company did not expect that Peerce's Plantation would add to the Company's profitability in the future, management determined that Peerce's Plantation restaurant, bar and catering business was no longer viable. As a result of those losses and management's beliefs as to its future prospects, we closed Peerce's Plantation permanently on June 27, 2006. All sales and costs associated with Peerce's restaurant have been reclassified as Discontinued Operations for the three months and nine months ending January 31, 2007 and the three months and nine months ending January 31, 2006, respectively.


NOTE B - INCOME TAXES

The Company has only recorded tax benefits to the extent carryback claims are available, and has not recorded any tax benefit associated with the future realization of operating losses.

The Company recorded an estimated income tax liability in the amount of approximately $98,000 due to the sale of Girls' Life, Inc. magazine on August 18, 2006 to Girls' Life Acquisition Corporation.


NOTE C - DISCONTINUED OPERATIONS

Effective June 27, 2006, "Peerce's Plantation Restaurant" was closed. All sales and costs associated with Peerce's restaurant have been reclassified as Discontinued Operations for the three months and nine months ending January 31, 2007 and the three months and nine months ending January 31, 2006, respectively.

Net sales and losses from discontinued operations of "Peerce's Plantation Restaurant" are as follows (in thousands):

                                       Three Months Ended January 31,

                                             2007         2006
                                       ------------------------------

Net sales                              $        0    $     337

Loss from discontinued operations             (24)        (107)

Gain on disposal of assets                      0            0




                                        Nine Months Ended January 31,

                                             2007         2006
                                       -----------------------------

Net sales                              $      197    $   1,014

Loss from discontinued operations             (66)        (314)

Gain on disposal of assets                     10            0




Effective August 18, 2006, "Girls' Life" magazine was sold. All sales and costs associated with Girls' Life magazine have been reclassified as Discontinued Operations for the three months and nine months ending January 31, 2007 and the three months and nine months ending January 31, 2006, respectively.

Net sales and losses from discontinued operations of "Girls' Life magazine" are as follows (in thousands):

                                       Three Months Ended January 31,

                                             2007         2006
                                       ------------------------------

Net sales                              $        0    $      744

Gain (loss) from discontinued operations        0           (69)

Gain on disposal of assets                     25             0



                                        Nine Months Ended January 31,

                                             2007         2006
                                       -----------------------------

Net sales                              $      964    $    2,636

Loss from discontinued operations             (89)         (148)

Gain on disposal of assets                  2,388             0



NOTE D - STOCK-BASED COMPENSATION ARRANGEMENTS

STOCK-BASED  COMPENSATION ARRANGEMENTS: The Company applied APB Opinion No.
25 and related interpretations in accounting for stock-based compensation arrangements. Accordingly, no compensation expense has been recognized. For disclosure purposes, pro-forma results have been determined based on the fair value method consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The table below illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to stock-based employee compensation for the nine months ended January 31, 2006. All stock options were cancelled during the fiscal year ended April 30, 2006.


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

                                                        Nine Months
                                                     Ended January 31,

                                                           2006
------------------------------------------------------------------------
             (In thousands, except per share data)

Net Loss, as reported                                    $  (931)

Less proforma stock-based employee compensation
  expense determined under fair value based
  method, net of related tax effects                           0
                                                         -------
Pro forma net loss                                       $  (931)
                                                         =======


Net loss per share:
  Basic - as reported                                    $ (0.57)
  Basic - pro forma                                      $ (0.57)
  Diluted - as reported                                  $ (0.57)
  Diluted - pro forma                                    $ (0.57)


NOTE E - MARKETABLE SECURITIES

None


NOTE F - SEGMENT INFORMATION

With the closing of "Peerce's Plantation Restaurant" on June 27, 2006 and the sale of "Girls' Life Magazine" on August 18, 2006, the Company did not operate in any industry segment for the three months ending January 31, 2007.

Our primary operations during the three months and nine months ending January 31, 2006 was the publication of "Girls' Life" magazine in the publishing segment and Peerce's Plantation restaurant, bar and catering facility in the restaurant segment. All sales and costs for Girls' Life and Peerce's Plantation have been classified as Discontinued Operations for the three months and nine months ending January 31, 2007 and 2006, respectively.


NOTE G - SALE OF GIRLS' LIFE

On August 18, 2006, Girls' Life, Inc. ("Girls' Life"), a wholly-owned subsid-iary of the Company, sold the assets owned by Girls' Life used in connection with the business of publishing, promoting and distributing Girls' Life magazine (the "Magazine") to Girls' Life Acquisition Corporation ("Buyer"), pursuant to an Asset Purchase Agreement dated August 18, 2006 by and among Girls' Life, Buyer and Monarch. The Buyer is owned by the former manager of the Publishing business.

The purchase price for the assets was $900,000 plus the assumption of accounts payable of Girls' Life of approximately $500,000. In addition, the Buyer has assumed the obligation to publish Girls Life and as a result, Buyer will recognize deferred subscription revenue of $1,443,000. The $900,000 was paid by the delivery of a promissory note to Girls' Life (the "Note"), which provides for the accrual of interest at a rate of six percent (6%) per annum for a period of 90 days, at which time the principal and all accrued interest under the Note was to become due and payable. The Note is secured by a pledge of 100% of the capital stock of the Buyer (the "Pledged Shares") pursuant to a pledge agreement.

On November 28, 2006, Girls' Life received $315,090 from the Buyer as partial payment of the note which included $15,090 in accrued interest. Also, on November 28, 2006, the Company and Girls' Life entered into a modification agreement with the Buyer, which among other things, extended the maturity date of the Note until August 16, 2007. The $600,000 remaining balance of the note as of November 28, 2006 and accrued interest through August 16, 2007 will be paid to Girls' Life on August 16, 2007. Pursuant to the Modification Agreement, the Buyer executed a Security Agreement, pursuant to which it granted Girls' Life a security interest in the Buyer's assets to secure payment under the Note. Karen Bokram also executed a Guaranty Agreement in favor of Girl's Life to guarantee payment under the note. In connection with the execution of the Modification Agreement, Girls' Life entered into a Subordination Agreement with M&T Bank, a lender to the Buyer, pursuant to which Girl's Life agreed to subordinate its remedies under the Note, the Pledge Agreement, the Security Agreement and the Guaranty Agreement until August 16, 2007. The Board of Directors of Girls' Life and the Company decided it was in the best interests of the Company to enter into the Modification Agreement.

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

For the three months and nine months ending January 31, 2007 and January 31, 2006, we had two operating subsidiaries. The discontinued "Girls' Life, Inc." published a magazine, and the discontinued "Peerce's Plantation GL, LLC" operated a restaurant, catering facility and bar open to the general public. Peerce's Plantation began doing business in the quarter ended October 31, 2003. Peerce's Plantation Restaurant was closed effective June 27, 2006. Despite some success in attracting the target market, Peerce's Plantation was unable to generate significant or steadily increasing revenues since its opening. Because the Company did not expect that Peerce's Plantation would add to the Company's profitability in the future, management determined that Peerce's Plantation restaurant, bar and catering business was no longer viable. As a result, Peerce's Plantation was closed.

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

As a result of the sale of Girl's Life magazine to Girls' Life Acquisition Corporation and the closing of Peerce's Plantation, all sales and expenses for the three months and nine months ending January 31, 2007 and the three months and nine months ending January 31, 2006, have been reclassified as discontinued operations.



RESULTS FOR THE THIRD QUARTER OF FISCAL YEAR 2007 AND 2006

Due to the closing of Peerce's Plantation and the sale of Girls' Life, Inc.
to Girls Life Acquisition Corporation, all sales and expenses for both segments of the business for the three months ending January 31, 2007 and 2006, respect-ively, were reclassified as discontinued operations. Only income and expenses of Monarch Services, Inc. (corporate overhead) have been shown in the financial statements under the category of continuing operations.

Selling, general and administrative expenses for corporate overhead increased by approximately $23,000 for the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. Selling, general and administrative expenses for corporate overhead were $174,000 in third quarter of fiscal year 2007 compared to $151,000 in the third quarter of fiscal year 2006. The increase in selling, general and administrative expenses were primarily due to a increase in attorney fees due to the sale of Girls' Life magazine offset by decreases in utilities, taxes, insurance and maintenance expenses. Since the closing of Peerce's Plantation, Monarch Services, Inc. is paying all costs associated with the restaurant.

Other income increased $6,000 for the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006. The increase was primarily due to the accrual of interest on the Note Receivable from Girls' Life Acquisition Corporation, offset by a decrease in interest income due to decreased cash balances.


RESULTS FOR THE FIRST NINE MONTHS OF FISCAL YEAR 2007 AND 2006


Due to the closing of Peerce's Plantation and the sale of Girls' Life, Inc.
to Girls Life Acquisition Corporation, all sales and expenses for both segments of the business for the nine months ending January 31, 2007 and 2006, respect-ively were reclassified as discontinued operations. Only income and expenses of Monarch Services, Inc. (corporate overhead) have been shown in the financial statements under the category of continuing operations.

Selling, general and administrative expenses for corporate overhead increased by approximately $46,000 for the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. Selling, general and admin-istrative expenses for corporate overhead were $521,000 in the first nine months of fiscal year 2007 compared to $475,000 in the first nine months of fiscal year 2006. The increase in selling, general and administrative expenses was primarily due to a increase in attorney fees due to the sale of Girls' Life magazine. There were also increases in salary and maintenance expenses which were offset by decreases in other expenses. Since the closing of Peerce's Plantation, Monarch Services, Inc. is paying all costs associated with the restaurant.

Other income increased $5,000 for the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. The increase was primarily due to the accrual of interest on the Note Receivable from Girls' Life Acquisition Corporation, offset by a decrease in interest income due to decreased cash balances.


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant losses from continuing operations in each of the last five years and for the first nine months of fiscal year 2007. These losses have resulted in negative operating cashflow since 2002. If the Company continues to experience losses at rates similar to historic loss rates, the Company's current balance of current assets could be depleted in fiscal year 2007 and our ability to continue as a going concern through fiscal 2007 would be in doubt. Management is currently attempting to sell the 6,000 square foot luxury home zoned for residential use and the land consisting of 14.74 acres currently zoned residential to raise additional funds in the current operating fiscal year. Peerce's Plantation restaurant was closed on June 27, 2006, and management is currently attempting to sell or lease the restaurant. As discussed above, Girls' Life sold the magazine publishing business on August 18, 2006, and partial proceeds of $315,090 from the sale were received on November 28, 2006. The Board of Directors of the Company has not made a decision yet regarding the operations of the Company. The determination will be based on the Company's ability to sell these properties, the Company's receipt of the balance of the promissory note from Girls' Life Acquisition Corporation, and the opportunities available to the Company at that time. If we are unable to sell these properties at reasonable prices or cannot find profitable uses for them, or if we do not receive the balance of the proceeds from the sale of the magazine publishing business, then we may have to cease operations and liquidate our assets or declare bankruptcy. At January 31, 2007, the Company had cash and cash equivalents of approximately $196,000, a decrease of $297,000 from the amount at April 30, 2006.

At January 31, 2007, the Company had a loan payable in the amount of $100,000. The loan was made to the Company by Ester Dott, wife of A. Eric Dott, the chairman of Monarch Services, Inc. The loan has no interest and was to be repaid by October 31, 2006. Payment of the loan has been extended.



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

An evaluation of the effectiveness of these disclosures were carried out as of January 31, 2007 under the supervision and with the participation of our management team, including the CEO and CFO. Based on that evaluation, our management team, including the CEO and CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.


Changes in Internal Controls

During the first quarter ended April 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                   MONARCH SERVICES, INC.


Date     March 19, 2007          By:  /s/  Jackson Y. Dott
       -----------------              -------------------------------
                                      Chief Executive Officer



Date     March 19, 2007               /s/    Marshall Chadwell
       -----------------              -------------------------------
                                      Marshall Chadwell, Controller
                                      Chief Financial Officer
                                     (Principal Accounting and
                                      Financial Officer)



EXHIBIT INDEX


            Number       Description
            ------       -----------

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